Form 10-Q
period 2017-03-31
Energy XXI Gulf Coast, Inc.
filed 2017-05-22
CIK 1404973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-38019

ENERGY XXI GULF COAST, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4278595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1021 Main, Suite 2626 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 351-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of May 10, 2017, there were 33,211,594 shares outstanding of the registrant’s common stock, par value $0.01 per share.

ENERGY XXI GULF COAST, INC.

i

GLOSSARY OF TERMS

Bankruptcy Terms

On April 14, 2016 (the “Petition Date”), Energy XXI Ltd (“EXXI Ltd”), an exempt company incorporated under the laws of Bermuda and predecessor of Reorganized EGC (as defined below), Energy XXI Gulf Coast, Inc., then an indirect wholly-owned subsidiary of EXXI Ltd (“EGC”), EPL Oil & Gas Inc., then an indirect wholly-owned subsidiary of EXXI Ltd (“EPL”) and certain other indirect wholly-owned subsidiaries of EXXI Ltd filed voluntary petitions for reorganization in the United States Bankruptcy Court for the Southern District of Texas, Houston Division seeking relief under the provisions of chapter 11 of Title 11 of the United States Code.

In connection therewith, EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC. (the “Reorganized EGC”). On December 30, 2016 (the “Emergence Date”), the entities emerged from bankruptcy and shares of common stock and common stock warrants of Reorganized EGC were distributed to creditors of the Debtors (defined below) pursuant to the Plan (defined below). In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), the Reorganized EGC was required to apply fresh start accounting upon EXXI Ltd’s emergence from bankruptcy and it evaluated transaction activity between the Emergence Date and December 31, 2016 and concluded that an accounting convenience date of December 31, 2016 (the “Convenience Date”) was appropriate.

As used throughout this quarterly report on Form 10-Q for the quarter ended March 31, 2017 (this “Quarterly Report”), references to “Reorganized EGC”, the “Company,” “we,” “our”, “Successor”, “Successor Company” or similar terms when used in reference to the period subsequent to the emergence from the bankruptcy refer to Reorganized EGC, the new parent entity and successor issuer of EXXI Ltd pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Quarterly Report to “EXXI Ltd,” “we,” “our”, “Predecessor”, “Predecessor Company” or similar terms when used in reference to the periods prior to the emergence from the bankruptcy refer to EXXI Ltd, the predecessor and former parent entity that will be dissolved upon the completion of the Bermuda Proceeding (as defined below). References in this Quarterly Report to “EGC” refer to EGC in the periods prior to the emergence from the bankruptcy during which it was the indirect wholly-owned operating subsidiary of EXXI Ltd.

Below is a list of additional terms relating to the bankruptcy as used throughout this Quarterly Report:

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

Bermuda Court means the Supreme Court of Bermuda, Commercial court.

Chapter 11 means chapter 11 of the Bankruptcy Code.

Chapter 11 Cases means the Debtors’ procedurally consolidated and jointly administered Chapter 11 cases in the Bankruptcy Court.

Confirmation Order means the order dated December 13, 2016 entered by the Bankruptcy Court approving and confirming the Plan pursuant to section 1129 of the Bankruptcy Code.

Debtors means, collectively, the following: Anglo-Suisse Offshore Pipeline Partners, LLC, Delaware EPL of Texas, LLC, Energy Partners Ltd., LLC, Energy XXI GOM, LLC, EGC, Energy XXI Holdings, Inc., Energy XXI, Inc., Energy XXI Leasehold, LLC, EXXI Ltd, Energy XXI Natural Gas Holdings, Inc., Energy

XXI Offshore Services, Inc., Energy XXI Onshore, LLC, Energy XXI Pipeline, LLC, Energy XXI Pipeline II, LLC, Energy XXI Services, LLC, Energy XXI Texas Onshore, LLC, Energy XXI USA, Inc., EPL of Louisiana, L.L.C., EPL, EPL Pioneer Houston, Inc., EPL Pipeline, L.L.C., M21K, LLC, MS Onshore, LLC, Natural Gas Acquisition Company I, LLC, Nighthawk, L.L.C., and Soileau Catering, LLC.

Emergence Date means December 30, 2016.

Convenience Date means December 31, 2016.

Petition Date means April 14, 2016.

Plan means the Debtors’ Second Amended Proposed Joint Chapter 11 Plan of Reorganization (as amended, modified, or supplemented from time to time).

Provisional Liquidator means John C. McKenna, as appointed by the Bermuda Court.

Reorganized Debtors means the Debtors after completing the series of internal reorganization transactions in accordance with the Plan, pursuant to which, among other things, EXXI Ltd transferred all of its remaining assets to Reorganized EGC.

Industry Terms

In addition, below is a list of terms that are common to our industry and where applicable used throughout this Quarterly Report:

Bbls	Standard barrel containing 42 U.S. gallons	MMBbls	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs
Bcf	One billion cubic feet	NGLs	Natural gas liquids
BPD	Barrels per day

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

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4-10(a)(6) of Regulation S-X as promulgated by the SEC.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of proved undeveloped oil and gas reserves, refer to Rule 4-10(a)(314) of Regulation S-X as promulgated by the SEC.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value could vary significantly from the current or future estimates;
•	uncertainty of our ability to improve our operating structure, financial results and profitability following emergence from Chapter 11 and other risks and uncertainties related to our emergence from Chapter 11;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties following emergence from Chapter 11;
•	our ability to maintain sufficient liquidity and/or obtain adequate financing to allow us to execute our business plan post-emergence from Chapter 11;
•	the effects of the departure of certain of our senior leaders and the hiring of a new Chief Executive Officer (“CEO”) and President on our employees, suppliers, regulators and business counterparties;
•	our ability to comply with covenants under the new three-year secured credit facility (the “Exit Facility”) entered into by the Company as the borrower and the other Reorganized Debtors;
•	changes in our business strategy;
•	further or sustained declines in the prices we receive for our oil and natural gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	uncertainties in estimating our oil and natural gas reserves and net present values of those reserves;
•	our future financial condition, results of operations, revenues, expenses and cash flows;
•	our current or future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures and to meet our other obligations;
•	our ability to post collateral for current or future bonds or comply with any new regulations or Notices to Lessees and Operators (“NTLs”) imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and natural gas by businesses and consumers;

•	the need to take ceiling test impairments due to lower commodity prices using SEC methodology, under which, commodity prices are computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period;
•	future derivative activities that expose us to pricing and counterparty risks;
•	our ability to hedge future oil and natural gas production may be limited by lack of available counterparties;
•	our ability to hedge future oil and natural gas production may be limited by financial/seasonal limits as required under our credit facility;
•	our degree of success in replacing our oil and natural gas reserves through capital investment;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and natural gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and natural gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, “Item 1A. Risk Factors” in our transition report on Form 10-K for the six month transition period ended December 31, 2016 (the “2016 Transition Report”) (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report (3) our reports and registration statements filed from time to time with the SEC and (4) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	Successor
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$160,479	$165,368
Accounts receivable
Oil and natural gas sales	67,952	68,143
Joint interest billings, net	5,687	5,600
Other	2,321	17,944
Prepaid expenses and other current assets	21,449	25,957
Restricted cash	7,114	32,337
Derivative financial instruments	3,409	—
Total Current Assets	268,411	315,349
Property and Equipment
Oil and natural gas properties, net — full cost method of accounting, including $283.9 million and $376.1 million of unevaluated properties not being amortized at March 31, 2017 and December 31, 2016, respectively	893,360	1,097,479
Other property and equipment, net	16,277	18,807
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	909,637	1,116,286
Other Assets
Restricted cash	25,606	25,583
Other assets	25,681	28,244
Total Other Assets	51,287	53,827
Total Assets	$1,229,335	$1,485,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$70,706	$101,117
Accrued liabilities	33,827	63,660
Asset retirement obligations	73,073	56,601
Current maturities of long-term debt	3,616	4,268
Total Current Liabilities	181,222	225,646
Long-term debt, less current maturities	73,996	74,229
Asset retirement obligations	549,938	696,763
Other liabilities	14,299	14,481
Total Liabilities	819,455	1,011,119
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 33,211,594 shares issued and outstanding at March 31, 2017 and December 31, 2016	332	332
Additional paid-in capital	881,138	880,286
Accumulated deficit	(471,590)	(406,275)
Total Stockholders’ Equity	409,880	474,343
Total Liabilities and Stockholders’ Equity	$1,229,335	$1,485,462

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues
Oil sales	$133,621	$92,192
Natural gas liquids sales	2,227	2,889
Natural gas sales	18,368	14,430
Gain on derivative financial instruments	3,698	6,774
Total Revenues	157,914	116,285
Costs and Expenses
Lease operating	75,157	82,044
Production taxes	239	221
Gathering and transportation	21,716	14,155
Depreciation, depletion and amortization	42,006	53,847
Accretion of asset retirement obligations	12,397	15,057
Impairment of oil and natural gas properties	44,054	340,469
General and administrative expense	23,848	28,358
Total Costs and Expenses	219,417	534,151
Operating Loss	(61,503)	(417,866)
Other (Expense) Income
Other income, net	22	388
Gain on early extinguishment of debt	—	777,022
Interest expense	(3,834)	(198,768)
Total Other (Expense) Income, net	(3,812)	578,642
(Loss) Income Before Income Taxes	(65,315)	160,776
Income Tax Expense (Benefit)	—	—
Net (Loss) Income	(65,315)	160,776
Preferred Stock Dividends	—	2,378
Net (Loss) Income Attributable to Common Stockholders	$(65,315)	$158,398
(Loss) Income per Share
Basic	$(1.97)	$1.65
Diluted	$(1.97)	$1.55
Weighted Average Number of Common Shares Outstanding
Basic	33,228	95,916
Diluted	33,228	104,001

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows From Operating Activities
Net (loss) Income	$(65,315)	$160,776
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	42,006	53,847
Impairment of oil and natural gas properties	44,054	340,469
Gain on early extinguishment of debt	—	(777,022)
Change in fair value of derivative financial instruments	(3,409)	61,325
Accretion of asset retirement obligations	12,397	15,057
Amortization and write off of debt issuance costs and other	—	126,475
Deferred rent	2,015	2,362
Stock-based compensation	852	186
Changes in operating assets and liabilities
Accounts receivable	15,727	(37,276)
Prepaid expenses and other assets	6,969	(1,918)
Restricted cash	25,201	—
Settlement of asset retirement obligations	(9,316)	(21,313)
Accounts payable, accrued liabilities and other	(59,683)	(31,946)
Net Cash Provided by (Used in) Operating Activities	11,498	(108,978)
Cash Flows from Investing Activities
Capital expenditures	(19,105)	(18,047)
Insurance payments received	2,051	—
Transfer to restricted cash	—	(9,537)
Proceeds from the sale of other property and equipment	1,269	—
Other	—	(21)
Net Cash Used in Investing Activities	(15,785)	(27,605)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	—	22
Payments on long-term debt	(602)	(2,880)
Fees related to debt extinguishment	—	(1,446)
Debt issuance costs	—	(1,531)
Other	—	(25)
Net Cash Used in Financing Activities	(602)	(5,860)
Net Decrease in Cash and Cash Equivalents	(4,889)	(142,443)
Cash and Cash Equivalents, beginning of period	165,368	325,890
Cash and Cash Equivalents, end of period	$160,479	$183,447

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization

Nature of Operations

Energy XXI Gulf Coast, Inc. (“EGC”), a Delaware corporation, was incorporated on February 7, 2006. Prior to emergence from the Chapter 11 Cases, EGC was an indirect wholly-owned operating subsidiary of Energy XXI Ltd (“EXXI Ltd”). We are headquartered in Houston, Texas and have historically engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico Shelf (“GoM Shelf”), which is an area in less than 1,000 feet of water.

Emergence from Chapter 11

On April 14, 2016, EXXI Ltd, an exempt company incorporated under the laws of Bermuda and predecessor of the Reorganized EGC (as defined below), EGC, EPL Oil & Gas Inc., then an indirect wholly-owned subsidiary of EXXI Ltd (“EPL”) and certain other indirect wholly-owned subsidiaries of EXXI Ltd filed voluntary petitions for reorganization in the Bankruptcy Court seeking relief under the provisions of Chapter 11.

On December 13, 2016, the Bankruptcy Court entered the Confirmation Order and on December 30, 2016, the Debtors emerged from bankruptcy.

On the Emergence Date, the Debtors satisfied the conditions to effectiveness, the Plan became effective in accordance with its terms and the Debtors emerged from Chapter 11 Cases. In connection therewith, EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC (the “Reorganized EGC”), as the new parent entity. Accordingly, Reorganized EGC succeeded to the entire business and operations previously consolidated for accounting purposes by EXXI Ltd. In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), the Reorganized EGC applied fresh start accounting upon the Predecessor’s emergence from bankruptcy and it evaluated transaction activity between the Emergence Date and December 31, 2016 and concluded that an accounting convenience date of December 31, 2016 (the “Convenience Date”) was appropriate.

For reporting purposes, the pre-reorganization predecessor reflects the business that was transferred to the Reorganized EGC. The financial statements of the pre-reorganization predecessor are EXXI Ltd’s consolidated financial statements.

Our common stock resumed trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI” at the opening of business on February 28, 2017.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements on March 31, 2017 include the accounts of Reorganized EGC and its wholly-owned subsidiaries and for the prior period, the accompanying consolidated financial statements include the accounts of EXXI Ltd and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Predecessor’s consolidated financial statements for the prior period include certain reclassifications that were made to conform to the current presentation. Such reclassifications did not have any impact on the Predecessor’s previously reported consolidated net income or consolidated cash flows.

For periods subsequent to filing the Bankruptcy Petitions, we have prepared the Predecessor’s consolidated financial statements in accordance with ASC 852. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

Fresh-start Accounting.  Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, Reorganized EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items in the 2016 Transition Report. Accordingly, Reorganized EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented on March 31, 2017 and dates prior. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. The Predecessor’s proved reserves quantities of 86.6 MMBOE as of June 30, 2016 were estimated and compiled by its internal reservoir engineers and audited by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). As of December 31, 2016, proved reserves quantities of 121.9 MMBOE were estimated and compiled by our internal reservoir engineers. Pursuant to the terms of our Exit Facility, a third party engineer report will be required annually, with the first report due by May 31, 2017. Accordingly, NSAI has estimated and compiled all of our proved reserves quantities of 109.4 MMBOE as of March 31, 2017 in accordance with the guidelines established by the SEC. Other items subject to estimates and assumptions include fair value estimates used in fresh start accounting; accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; asset retirement obligations; deferred income taxes; valuation of derivative financial instruments; reorganization items and liabilities subject to compromise, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Interim Financial Statements.  The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Transition Report.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. The guidance in this ASU supersedes Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In the normal course of business, we enter into capital and operating lease agreements to support our operations. We are in the initial stages of evaluating the provisions of ASU 2016-02 to determine the quantitative effects it will have on our consolidated financial statements and related disclosures. We believe the adoption and implementation of this ASU could have a material impact on our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation, to reduce complexity and enhance several aspects of accounting and disclosure for share-based payment transactions, including the accounting for income taxes, award forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with earlier application permitted. Our adoption of ASU 2016-09 during the quarter ended March 31, 2017 had no effect on our consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We have not yet determined the effect of this standard on our consolidated financial position, results of operations or cash flows.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not expect the adoption of ASU 2016-18 will have a material impact on our statement of cash flows and related disclosures.

Note 3 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor
	As of March 31, 2017	As of December 31, 2016
Oil and natural gas properties – full cost method of accounting Proved properties	$1,100,765	$1,127,616
Less: accumulated depreciation, depletion, amortization and impairment	(491,319)	(406,275)
Proved properties, net	609,446	721,341
Unevaluated properties	283,914	376,138
Oil and natural gas properties, net	893,360	1,097,479
Other property and equipment	17,293	18,807
Less: accumulated depreciation	(1,016)	—
Other property and equipment, net	16,277	18,807
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$909,637	$1,116,286

Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of (i) a determination as to whether there are any proved reserves related to the properties or the costs are impaired, (ii) a determination that the capital costs associated with the development of these properties will not be available, or (iii) ratably over a period of time of not more than four years or three years as it relates to unevaluated property costs recorded as part of fresh start accounting.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net capitalized costs of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Property and Equipment  – (continued)

the value of our oil and natural gas properties to the amount of the discounted cash flows. For the three months ended March 31, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $44.1 million, which was due to the difference in SEC proved reserves and the related PV-10 value (the net present value, determined using a discount rate of ten percent per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) as of March 31, 2017 prepared by NSAI compared with SEC reserves and PV-10 value as of December 31, 2016 that were prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. If oil and natural gas prices decline again or our costs otherwise increase we may incur further impairment to our full cost pool in fiscal 2017 based on the average oil and natural gas price calculated under the SEC pricing methodology.

Note 4 — Long-Term Debt

As of March 31, 2017 and December 31, 2016 our outstanding debt consisted of the following (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Exit Facility	$73,996	$73,996
4.14% Promissory Note due 2017	3,535	4,001
Capital lease obligations	81	500
Total debt	77,612	78,497
Less: current maturities	3,616	4,268
Total long-term debt	$73,996	$74,229

Exit Facility

Pursuant to the Plan, on the Emergence Date, the Company, as Borrower, and the other Reorganized Debtors entered into a new three year secured Exit Facility. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility is comprised of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

The Exit Term Loan has a maturity of three years. Interest on the outstanding amount of the Exit Term Loan, at the Company’s option, will accrue at an interest rate equal to either: (i) the Alternative Base Rate (as defined in the Exit Facility) plus 3.5% per annum or (ii) the one-month LIBO Rate (as defined in the Exit Facility) plus 4.5% per annum. Interest on the Exit Term Loan bearing interest at the Alternative Base Rate will be payable quarterly; interest on the Exit Term Loan bearing interest at the LIBO Rate will be payable monthly.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Long-Term Debt  – (continued)

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility were approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the GoM. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor ExxonMobil would be reduced to $200 million from the existing amount of $225 million and on March 13, 2017 the letters of credit issued in favor ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by fifty percent, or $12.5 million. The remaining fifty percent, or $12.5 million, of such aggregate reduction was available for borrowing as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected any date for the initial borrowing base determination.

The Company must make a mandatory prepayment of the revolving loans and, if necessary, cash collateralize the outstanding letters of credit if a reduction in the revolving credit capacity would cause the revolving credit exposure to exceed the revolving credit capacity. On or after the determination of the borrowing base, the Company must also make a mandatory prepayment of the revolving loans and, if necessary, cash collateralize the outstanding letters of credit not in favor of ExxonMobil if a borrowing base deficiency arises. For each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date or (ii) the then outstanding principal amount of the Exit Term Loan.

The Exit Revolving Facility has a maturity of three years. Interest on the outstanding amount of revolving loans borrowed under the Exit Revolving Facility, at the Company’s option, will accrue at an interest rate equal to either (i) the Alternative Base Rate plus 3.5% per annum or (ii) the one, three or six month LIBO Rate plus 4.5% per annum. Interest on revolving loans that bear interest at the Alternative Base Rate will be payable quarterly; interest on revolving loans that bear interest at the LIBO Rate will be payable at the end of each interest period or, if an interest period exceeds three months, at the end of every three months. The stated amount of each letter of credit issued under the Exit Revolving Facility accrues fees at the rate of 4.5% per annum. There is an issuance fee of 0.25% per annum charged on the stated amount of each letter of credit issued after the Emergence Date.

Unused credit capacity under the Exit Revolving Facility will accrue a commitment fee of 0.50% payable quarterly in arrears.

The Exit Facility is guaranteed by substantially all of the wholly-owned subsidiaries of the Company, subject to customary exceptions, and is secured by first priority security interests on substantially all assets of each Reorganized Debtor guarantor. Under the Exit Facility, the borrower will not declare or make a restricted payment, or make any deposit for any restricted payment. Restricted payments include declaration or payment of dividends.

The Exit Facility contains covenants and events of default customary for reserve-based lending facilities. In addition, for each fiscal quarter ending on and after March 31, 2018, the Company must maintain a Current

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Long-Term Debt  – (continued)

Ratio (as defined in the Exit Facility) of no less than 1.00 to 1.00 and a First Lien Leverage Ratio (as defined in the Exit Facility) of no greater than 4.00 to 1.00 calculated on a trailing four quarter basis.

On March 3, 2017, the Company entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, includes updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. As a result, the Company must now deliver a reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. Additionally, the Amendment also revises the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which is calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

On April 24, 2017, the Company entered into a second amendment and waiver to the Exit Facility (the “Second Amendment”). The Second Amendment includes an update to reflect a change in the prepared “as of” date of the reserve report by a third-party engineer. The Second Amendment permits the Company to deliver a third-party reservoir engineer reserve report dated “as of” April 1, 2017 from an “as of” date of January 1, 2017, provided the reserve report is delivered prior to May 31, 2017.

As of March 31, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

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

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Long-Term Debt  – (continued)

Interest Expense

Interest expense consisted of the following (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Exit Term Loan	$779	$—
Exit Revolving Facility	2,825	—
Prepetition Revolving Credit Facility	—	3,919
11.0% Second Lien Notes due 2020	—	39,766
8.25% Senior Notes due 2018	—	6,613
6.875% Senior Notes due 2024	—	2,475
3.0% Senior Convertible Notes due 2018	—	2,903
7.50% Senior Notes due 2021	—	4,463
7.75% Senior Notes due 2019	—	1,959
9.25% Senior Notes due 2017	—	10,005
4.14% Promissory Note due 2017	37	41
Amortization of debt issue cost – Revolving Credit Facility	—	3,521
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020	—	2,135
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020 – accelerated	—	44,855
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020	—	1,724
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020 – accelerated	—	36,243
Amortization of fair value premium – 8.25% Senior Notes due 2018	—	(3,325)
Amortization of fair value premium – 8.25% Senior Notes due 2018 – accelerated	—	(6,730)
Amortization of debt issue cost – 6.875% Senior Notes due 2024	—	62
Amortization of debt issue cost – 6.875% Senior Notes due 2024 – accelerated	—	1,946
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	—	2,941
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018 – accelerated	—	33,370
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	—	377
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018 – accelerated	—	4,271
Amortization of debt issue cost – 7.50% Senior Notes due 2021	—	123
Amortization of debt issue cost – 7.50% Senior Notes due 2021 – accelerated	—	2,822
Amortization of debt issue cost – 7.75% Senior Notes due 2019	—	38
Amortization of debt issue cost – 7.75% Senior Notes due 2019 – accelerated	—	491
Amortization of debt issue cost – 9.25% Senior Notes due 2017	—	517
Amortization of debt issue cost – 9.25% Senior Notes due 2017 – accelerated	—	913
Derivative instruments financing and other	193	330
	$3,834	$198,768

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance as of December 31, 2016 (Successor)	$753,364
Liabilities acquired	—
Liabilities incurred	1,952
Liabilities settled	(9,316)
Revisions*	(135,386)
Accretion expense	12,397
Total balance as of March 31, 2017 (Successor)	623,011
Less: current portion	73,073
Long-term balance as of March 31, 2017 (Successor)	$549,938

*	The downward revisions were primarily due to changes in estimated timing of settlements of the plugging and abandonment liabilities.

Note 6 — Derivative Financial Instruments

We enter into derivative transactions to reduce exposure to fluctuations in the price of crude oil and natural gas with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We have historically used various instruments, including financially settled crude oil and natural gas puts, put spreads, swaps, costless collars and three-way collars in our derivative portfolio. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

Most of our crude oil production is Heavy Louisiana Sweet. We have historically included contracts indexed to NYMEX WTI, ICE Brent futures and Argus-LLS futures in our derivative portfolio to closely align and manage our exposure to the associated price risk.

On March 14, 2016, the fourteenth amendment to the Prepetition Revolving Credit Facility became effective and required us to unwind certain derivative transactions and use the proceeds therefrom to repay amounts of outstanding loans to EPL under the Prepetition Revolving Credit Facility, and for such repayments to then result in an automatic and permanent reduction in EXXI Ltd’s borrowing base. Accordingly, on March 15, 2016, EXXI Ltd unwound and monetized all of its outstanding crude oil and natural gas contracts and $50.6 million was applied to reduce amounts outstanding under the Prepetition Revolving Credit Facility.

In February 2017, we entered into costless collar contracts benchmarked to Argus-LLS, to hedge 10,000 BPD of our crude oil production for the period from March 2017 to December 2017 with an average floor price of $52.30 and an average ceiling price of $57.43, and we expect to continue to enter into derivative arrangements going forward.

With a costless collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar.

The energy markets have historically been very volatile, and there can be no assurances that crude oil and natural gas prices will not be subject to wide fluctuations in the future. While the use of derivative arrangements helps to limit the downside risk of adverse price movements, they may also limit future gains from favorable price movements.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Derivative Financial Instruments  – (continued)

As of March 31, 2017, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Collars
				Floor	Ceiling
April 2017 – December 2017	Collars	Argus-LLS	2,750	$52.30	$57.43

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$8,558	Current	$—	Current	$5,149	Current	$—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
Total gross derivative financial instruments subject to enforceable master netting agreement		8,558		—		5,149		—
Derivative financial instruments	Current	(5,149)	Current	—	Current	(5,149)	Current	—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
Gross amounts offset in Balance Sheets		(5,149)		—		(5,149)		—
Net amounts presented in Balance Sheets	Current	3,409	Current	—	Current	—	Current	—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
		$3,409		$—		$—		$—

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Derivative Financial Instruments  – (continued)

The following table presents information about the components of the gain (loss) on derivative financial instruments (in thousands).

	Successor	Predecessor
Gain on derivative financial instruments	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash settlements, net of purchased put premium amortization	$289	$17,511
Proceeds from monetizations	—	50,588
Non-cash change in fair value	3,409	(61,325)
Total gain on derivative financial instruments	$3,698	$6,774

We monitor the creditworthiness of our counterparties, who are also a part of our bank lending group. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. As of March 31, 2017, we had no collateral deposits with our counterparties.

Note 7 — Income Taxes

On the Emergence Date, the Predecessor Company engaged in several internal restructuring transactions that: (i) assigned all of Predecessor’s assets (directly or indirectly) to EGC, and (ii) separated EXXI Ltd, Energy XXI (US Holdings) Limited (Bermuda), Energy XXI, Inc., and Energy XXI USA from EGC. This had the effect, among other things, of isolating the original parent-level equity ownership and certain intercompany loans (the “Intercompany Loans”) from EGC. Then, pursuant to the Plan, the prepetition notes, the Prepetition Revolving Credit Facility and 100% of the EGC stock owned by Energy XXI USA, Inc., were cancelled. Additionally, new EGC shares and warrants were issued to former creditors as set out in the Plan. Absent an exception, a debtor recognizes Cancellation of Indebtedness Income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (the “Tax Code”) provides that a debtor in a bankruptcy case (such as the Chapter 11 Cases) may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the Plan (the “Tax Attribute Reduction Rules”). The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from the Chapter 11 Cases, the amount of CODI realized was approximately $2,600 million, which reduced the Company’s U.S. net operating loss (“NOL”) carryovers of $403 million to zero, and further reduced the Company’s tax basis in producing properties (subject to future recovery through tax DD&A deductions) and its investment in the stock of EPL by $2,197 million. This reduction in tax attributes occurred on the Convenience Date, the first day of the Company’s first tax year subsequent to the Emergence Date, as one effect of the Plan was to terminate the Predecessor’s fiscal income tax reporting period on the Emergence Date.

As a result of the fresh start accounting, virtually all historic deferred tax assets and liabilities were eliminated, including the accrued outbound 30% withholding tax on the Intercompany Loans from the Predecessor’s Bermuda parent, as these obligations were extinguished in the Plan and are not obligations of the Successor entities. With the NOL carryover being reduced by the Tax Attribute Reduction Rules, the

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Income Taxes  – (continued)

principal deferred tax assets and liabilities of the Successor after fresh-start accounting relate to our oil and gas properties. The remaining tax bases of our oil and natural gas properties are less than their respective book carrying values as determined in fresh-start accounting such that we have recorded a deferred tax liability for those properties. We have recorded a deferred tax asset for the asset retirement obligation (which has no tax basis and will be tax deductible or result in additional tax basis in assets when settled) and other items that exceed the deferred tax liability for oil and natural gas properties. As such, we have recorded a valuation allowance of $174.5 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of Predecessor losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable.

Tax Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, including as the tax basis in certain assets (net unrealized built-in-losses), against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of Tax Code Section 382. The limitation under the Tax Code is based on the value of the loss corporation as of the Convenience Date, which reflects value after giving effect to the Plan’s steps. However, this and prior ownership changes and resulting annual limitation will have limited, if any, effect on the Company’s NOLs since all of the NOLs were extinguished by the Tax Attribute Reduction Rules. There is the possibility of deferral of recognition of certain portions of tax DD&A by the Tax Attribute Reduction Rules that would affect the timing of offsetting future taxable income, but would not affect income tax expense. No cash income taxes were paid during the period ended March 31, 2017, and, based upon current commodity pricing and planned development activity, no cash income taxes are expected for the year ending December 31, 2017.

We have estimated our effective income tax rate (benefit) for the year to be zero, as we are forecasting a pre-tax loss at this time. We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; as such, we have increased our valuation allowance by $22 million in the quarter ended March 31, 2017 to reflect the tax effect of this loss. A post-Emergence Date NOL of approximately $26.3 million that results from this loss represents our only NOL carryforwards. This post-Emergence Date NOL is not subject to limitation in future usage by the ownership changes rules of Tax Code section 382 or the Tax Attribute Reduction Rules resulting from the Plan, but cannot be carried back to pre-Emergence Date years to create cash income tax refund.

Note 8 — Stockholders’ Equity

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

On the Emergence Date, the Company had entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders representing 10% or more of the Company’s common stock outstanding on that date or who acquire 10% or more of the Company’s common stock outstanding within six months of the Emergence Date (the “Holders”). The Registration Rights Agreement provided resale registration rights for the Holders’ Registerable Securities (as defined in the Registration Rights Agreement). On February 28, 2017, in accordance with the requirements of the Registration Rights Agreement, the Company filed a registration statement on Form S-3 relating to the resale of an aggregate of 9,272,285 shares of our common stock, which may be offered for sale from time to time by the selling stockholders named in Form S-3 prospectus. The number of shares the selling stockholders may sell consists of 9,049,929 shares of common stock that are currently issued and outstanding and 222,356 shares of common stock that they may

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Stockholders’ Equity  – (continued)

receive if they exercise their warrants. The selling stockholders acquired all of the shares of common stock and warrants covered by the Form S-3 prospectus in a distribution pursuant to Section 1145 under the United States Bankruptcy Code in connection with our plan of reorganization that became effective on the Emergence Date. We are not selling any shares of common stock under the Form S-3 prospectus and will not receive any proceeds from the sale of common stock by the selling stockholders. The registration statement on Form S-3 was declared effective as of March 23, 2017.

On February 28, 2017, pursuant to our satisfaction of all the listing requirements, our common stock resumed trading on NASDAQ under the symbol “EXXI” at the opening of business.

As of March 31, 2017, 33,211,594 shares of common stock and 2,119,889 warrants were outstanding.

Note 9 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash paid for interest	$3,817	$3,972
Cash paid for income taxes	—	—

The following table presents our non-cash investing and financing activities (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Changes in capital expenditures and accrued liabilities in accounts payable	$(2,660)	$(65,560)
Changes in asset retirement obligations	(133,434)	24,228
Proceeds from monetization of derivative instruments applied to Revolving Credit Facility	—	50,588

Note 10 — Employee Benefit Plans

As of the Emergence Date, the Company entered into the Energy XXI Gulf Coast, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”), which is a comprehensive equity-based award plan as part of the go-forward compensation for the Company’s officers, directors, employees and consultants (the “Service Providers”). The total number of shares of our common stock reserved and available for delivery with respect to awards under the 2016 LTIP is 1,859,552 shares (or 5% of the total new equity). The compensation committee (the “Committee”) of the board of directors of the Company (the “Board”) generally administers the 2016 LTIP and will determine the types of equity based awards (which may include stock option, stock appreciation rights, restricted stock, restricted stock units, bonus stock awards, performance awards, other stock based awards or cash awards) and the terms and conditions (including vesting and forfeiture restrictions) of such awards. Awards under the 2016 LTIP will be awarded to the Service Providers selected in the discretion of the Committee; provided, however, that 3% of the 5% total new equity on a fully diluted basis reserved under the 2016 LTIP must be allocated no later than 120 days after the Emergence Date. As of April 29, 2017, the 3% of total new equity has been allocated by the Board.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Employee Benefit Plans  – (continued)

Under the 2016 LTIP, stock options are issued with an exercise price that is not less than the fair market value of our common stock on the date of grant and expire 10 years from the grant date. Stock options that have been granted to date generally vest ratably over a three-year period. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses assumptions related to expected term, expected volatility, risk free rate and dividend yield. During the three months ended March 31, 2017, we granted 188,624 stock options at a weighted average exercise price of $29.54 per stock option. As of March 31, 2017, we had 188,624 unvested stock options and $2 million in unrecognized compensation cost related to unvested stock options.

Under the 2016 LTIP, restricted stock units may be granted from time to time as approved by the Committee. To date, the restricted stock units granted by the Committee have a vesting date up to three years from the date of grant and each restricted stock unit represents a right to receive one share of our common stock with a value equal to our common share price at the time of grant. During the three months ended March 31, 2017, we granted 209,370 restricted stock units at a weighted average price of $24.64 per restricted stock unit, including 106,250 restricted stock units granted to members of the Board pursuant to the terms of the 2016 LTIP and the non-employee director compensation policy. As of March 31, 2017, we had 188,745 unvested restricted stock units and $4.4 million in unrecognized compensation cost related to unvested restricted stock units.

Note 11 — Related Party Transactions

On February 2, 2017, John D. Schiller, Jr., Bruce W. Busmire and Antonio de Pinho resigned as President and CEO, Chief Financial Officer and Chief Operating Officer, respectively.

In connection with Mr. Schiller’s termination of employment, the employment-related provisions of Mr. Schiller’s Executive Employment Agreement, dated as of December 30, 2016 (the “Schiller Employment Agreement”) were terminated as of February 2, 2017. Under the Schiller Employment Agreement, Mr. Schiller was entitled to receive the following benefits, subject to his entry into a waiver and release agreement (i) a lump-sum cash severance payment in the amount of $2 million, and (ii) reimbursement for the monthly cost of maintaining health benefits for Mr. Schiller and his spouse and eligible dependents as of the date of his termination for a period of 18 months to the extent Mr. Schiller elects Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) continuation coverage, less applicable taxes and withholding. The $2 million cash severance payment was made on April 3, 2017, the 60th day after the termination date. Payments and benefits are subject to Mr. Schiller’s continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions of the waiver and release agreement. In addition on February 2, 2017, we entered into a consulting agreement (the “Schiller Consulting Agreement”) with Mr. Schiller, pursuant to which Mr. Schiller has agreed to serve as a special advisor to the Board during a transition period of up to six months. In consideration for those services, we have agreed to pay Mr. Schiller a consulting fee of $50,000 per month for up to six months.

Prior to their departure from the Company, Mr. Busmire and Mr. de Pinho were not party to employment agreements with us, nor did they participate in a severance plan. We paid Mr. Busmire and Mr. de Pinho a severance payment on February 15, 2017 in the amount of $750,000 each, less applicable taxes and withholdings, in consideration for the performance of the terms and conditions set forth in their Resignation Agreement and General Release, including, without limitation, a general release and non-disparagement provision. We have also agreed to reimburse Mr. Busmire and Mr. de Pinho for the monthly cost of maintaining health benefits for Mr. Busmire and Mr. de Pinho and their respective spouses and eligible dependents as of the date of their termination for a period of 18 months to the extent Mr. Busmire and Mr. de Pinho elect COBRA continuation coverage.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Related Party Transactions  – (continued)

During the years ended June 30, 2015 and 2014, Mr. Schiller borrowed funds from personal acquaintances or their affiliates, certain of whom provide services to us. During the three months ended March 31, 2017 and 2016 certain of those lenders provided services to the Company totaling $0.8 million and $3.3 million, respectively. During 2014, one of the directors on the Predecessor Board made a personal loan to Mr. Schiller at a time prior to becoming a member of the Predecessor Board but while a managing director at Mount Kellett Capital Management LP, which at the time owned a majority interest in Energy XXI M21K, LLC and 6.3% of EXXI Ltd’s common stock.

Note 12 — Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock, stock options, and other common stock equivalents. The following table sets forth the calculation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net (loss) income	$(65,315)	$160,776
Preferred stock dividends	—	2,378
Net loss attributable to common stockholders	$(65,315)	$158,398
Weighted average shares outstanding for basic EPS	33,228	95,916
Add dilutive securities	—	8,085
Weighted average shares outstanding for diluted EPS	33,228	104,001
(Loss) income per share
Basic	$(1.97)	$1.65
Diluted	$(1.97)	$1.55

The Company’s restricted stock awards granted to the members of the Board during the three months ended March 31, 2017 are treated as outstanding for basic loss per share calculations since these shares are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the three months ended March 31, 2017, no earnings was allocated to the participating securities.

For the three months ended March 31, 2017 and 2016, 1,206,765 and 1,549,380 common stock equivalents, respectively, were excluded from the diluted average shares calculation.

Note 13 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

On June 17, 2016, the SEC filed a proof of claim against EXXI Ltd asserting a general unsecured claim in the amount of $3.9 million based on alleged violations of the federal securities laws by EXXI Ltd pertaining to: (i) the failure to disclose certain funds borrowed by our former President and CEO John D. Schiller, Jr. from personal acquaintances or their affiliates, certain of which provided EXXI Ltd and certain of its subsidiaries with services and (ii) Mr. Schiller’s pledge of EXXI Ltd stock to a certain financial institution.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Commitments and Contingencies  – (continued)

The SEC’s claim against EXXI Ltd has been classified as a general unsecured claim to be paid, if at all, its pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan, and, as such, is subject to the Settlement, Release, Injunction, and Related Provisions contained in Article VIII of the Plan, and also is subject to the Confirmation Order. The Debtors anticipate that they will object to the SEC’s claim.

Letters of Credit and Performance Bonds.  As of March 31, 2017, we had $364.3 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico.

We are a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) and our operations on these leases in the Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”) and the BOEM. These leases require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws. In particular, compliance with lease requirements includes responsibility for decommissioning obligations such as the cost to plug and abandon wells, decommission and remove platforms and pipelines, and clear the seafloor of obstructions at the end of production. The BOEM generally requires that lessees post substantial bonds or other acceptable financial assurances that such obligations will be met.

In April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualified for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of May 10, 2017, approximately $193.1 million of our performance bonds are lease and/or area bonds issued to the BOEM, that the BOEM has access to assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $150.9 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. We currently have $49.7 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors.

To address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April 2015 and thereafter, the Predecessor submitted a long-term financial assurance plan (the “Long-Term Plan”) to the agency. The BOEM agreed to, and executed, the Long-Term Plan on February 25, 2016. The Predecessor has since submitted a proposed plan amendment on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”). We are currently awaiting the BOEM’s response on the Proposed Plan Amendment. However, since the BOEM’s issuance of the new NTL in July 2016 relating to the need for additional security to satisfy decommissioning obligations, the agency has made two separate announcements to offshore lessees, advising of a six-month extension to the implementation timeline under the NTL (unless there is a substantial risk of nonperformance) for provision of financial assurance for “non-sole liability” properties (that is, leases, rights-of-way and rights of use and easements with multiple lessees, grant holders and/or assignors), and advising of the temporary withdrawal of orders requiring additional financial assurance for “sole liability” properties (that is, leases, rights-of-way and rights of use and easements with only one lessee or grant holder and no assignors), respectively (collectively, the January 2017 and February 2017 announcements are referred to as the “BOEM Announcements”). The purpose behind these announcements is for the BOEM to further review the complex financial assurance program requirements.

We continue to work with the BOEM in finalizing a process under the Long-Term Plan and the Proposed Plan Amendment for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Commitments and Contingencies  – (continued)

reflected in the Long-Term Plan and the Proposed Plan Amendment, that is consistent with any changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties, as may be reflected by the BOEM’s Announcements, could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. If we are unable to provide additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At March 31, 2017, our restricted cash primarily related to $25.6 million in cash collateral associated with our bonding requirements, approximately $0.8 million in a financial institution to be used for paying restructuring expenses in accordance with the Plan and approximately $6 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

We and our oil and natural gas joint interest owners are subject to periodic audits of the joint interest accounts for leases in which we participate and/or operate. As a result of these joint interest audits, amounts payable or receivable by us for costs incurred or revenue distributed by the operator or by us on a lease may be adjusted, resulting in adjustments to our net costs or revenues and the related cash flows. When they occur, these adjustments are recorded in the current period, which generally is one or more years after the related cost or revenue was incurred or recognized by the joint account. We do not believe any such adjustments will be material.

Note 14 — Fair Value of Financial Instruments

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

Our commodity derivative instruments historically consisted of financially settled crude oil and natural gas puts, swaps, put spreads, costless collars and three way collars. We estimated the fair values of these

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Fair Value of Financial Instruments  – (continued)

instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published London Interbank offered rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 6 — “Derivative Financial Instruments.”

The fair values of our restricted stock units are based on the period-end stock price. For our stock options, we utilize the Black-Scholes-Merton model to determine fair value, which incorporates various assumptions listed here to value the stock option awards. The dividend yield on our common stock was zero. The expected volatility is based on comparable companies’ asset volatilities. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant.

During the three months ended March 31, 2017 and the year ended December 31, 2016, we did not have any transfers from or to any level within the fair value hierarchy. The following table presents the fair value of our Level 2 financial instruments (in thousands):

	Successor
	Level 2
	As of March 31, 2017	As of December 31, 2016
Assets:
Oil and Natural Gas Derivatives	$8,558	$—
Liabilities:
Oil and Natural Gas Derivatives	$5,149	$—

The following table sets forth the outstanding and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	Successor
	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Exit Facility	$73,996	$73,996	$73,996	$73,996
	$73,996	$73,996	$73,996	$73,996

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets
Advances to joint interest partners	$650	$650
Insurance	8,119	9,600
Inventory	439	470
Royalty deposit	1,401	1,273
Prepaid professional fees	3,357	4,584
Prepaid ONRR annual inspection fees	3,377	—
Other	4,106	9,380
Total prepaid expenses and other current assets	$21,449	$25,957
Accrued liabilities
Advances from joint interest partners	374	374
Employee benefits and payroll	3,678	4,491
Interest payable	250	233
Undistributed oil and gas proceeds	14,866	22,715
Severance taxes payable	583	628
Restructuring expenses	1,596	25,712
East Bay field restricted cash payable	6,041	6,036
General and administrative and legal expenses payable	4,307	3,456
Other	2,132	15
Total accrued liabilities	$33,827	$63,660

Note 16 — Subsequent Events

Effective April 17, 2017, the Company appointed Douglas E. Brooks as CEO and President. The Board concurrently increased the size of the Board from six to seven directors and named Mr. Brooks to fill the newly-created directorship.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in this quarterly report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Regarding Forward-Looking Statements” and Part I “Item 1A. Risk Factors” included in our 2016 Transition Report and elsewhere in this Quarterly Report.

Overview

We are headquartered in Houston, Texas and have historically engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico Shelf (“GoM Shelf”), which is an area in less than 1,000 feet of water.

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

At March 31, 2017, our total SEC proved reserves were 109.4 MMBOE of which 80% were oil, 2% were natural gas liquids and 18% were natural gas and 71% were classified as proved developed reserves. We operated or had an interest in 616 gross producing wells on 439,294 net developed acres, including interests in 57 producing fields. We believe operating our assets is a key to our success and approximately 90% of our proved reserves are on properties operated by us. Our geographical concentration on the GoM Shelf enables us to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves.

Emergence from Chapter 11

On April 14, 2016, EXXI Ltd, an exempt company incorporated under the laws of Bermuda and predecessor of the Reorganized EGC, EGC, EPL, then an indirect wholly-owned subsidiary of EXXI Ltd and certain other indirect wholly-owned subsidiaries of EXXI Ltd filed voluntary petitions for reorganization in the Bankruptcy Court seeking relief under the provisions of Chapter 11.

On December 13, 2016, the Bankruptcy Court entered the Confirmation Order, and on December 30, 2016, the Debtors emerged from bankruptcy.

On the Emergence Date, the Debtors satisfied the conditions to effectiveness, the Plan became effective in accordance with its terms and the Debtors emerged from Chapter 11 Cases. In connection therewith, EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to Reorganized EGC, as the new parent entity. Accordingly, Reorganized EGC succeeded to the entire business and operations previously consolidated for accounting purposes by EXXI Ltd. In accordance with ASC 852, the Reorganized EGC applied fresh start accounting upon the Predecessor’s emergence from bankruptcy and it evaluated transaction activity between the Emergence Date and December 31, 2016 and concluded that an accounting convenience date of December 31, 2016 (the “Convenience Date”) was appropriate.

For reporting purposes, the pre-reorganization predecessor reflects the business that was transferred to the Reorganized EGC. The financial statements of the pre-reorganization predecessor are EXXI Ltd’s consolidated financial statements.

Recent Developments

NASDAQ Listing

On February 1, 2017, the Company filed a Current Report on Form 8-K12G3 as its initial report of the Company to the SEC and as notice that the Company is the successor issuer to EXXI Ltd under Rule 12g-3 under the Exchange Act. On February 24, 2017 the Company filed a registration statement on Form 8-A, pursuant to which its common stock is deemed to be registered under Section 12(b) of the Exchange Act. At the opening of business on February 28, 2017, our common stock resumed trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI”.

Departure and Appointment of Company Directors and Officers

On February 2, 2017, John D. Schiller, Jr. resigned from his position as President and Chief Executive Officer (“CEO”) of the Company and also ceased to serve as a member of the Board of Directors of the Company (the “Board”). As a result, on February 2, 2017, the Board appointed Michael S. Reddin, the Company’s Chairman of the Board, to serve as the Company’s President and CEO on an interim basis, while continuing to serve as Chairman of the Board. Because Mr. Reddin was serving both as Chairman of the Board and CEO, the Board amended and restated the Company’s bylaws to provide for a Lead Independent Director and appointed director James W. Swent III to serve in that capacity. On April 17, 2017, we entered into an employment agreement with Douglas E. Brooks (the “Brooks Employment Agreement”), pursuant to which Mr. Brooks became our CEO and President effective as of April 17, 2017.

Upon the Board’s appointment of Mr. Brooks as CEO and President, Mr. Reddin ceased serving in those two interim roles. Under the terms of Mr. Reddin’s employment agreement relating to those two interim roles, Mr. Reddin will continue to serve as an employee (but not as CEO or President) until May 17, 2017, which is the 30th day after Mr. Brooks’ appointment. Mr. Swent will continue to serve as the Lead Independent Director until such time as the Board determines that Mr. Reddin is independent.

In order to eliminate the Board vacancy created by Mr. Schiller’s departure from the Board, the size of the Board was reduced from seven to six directors on February 2, 2017. In connection with the Board’s approval of the Brooks Employment Agreement, the Board increased the size of the Board from six to seven directors and appointed Mr. Brooks to fill the newly-created directorship on April 17, 2017.

Additionally, on February 2, 2017, Jr., Bruce W. Busmire and Antonio de Pinho resigned as Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), respectively. As a result, on February 2, 2017, the Board appointed Scott M. Heck to join the Company as the Company’s new COO to succeed Mr. de Pinho and appointed Hugh A. Menown, the Company’s current Executive Vice President and Chief Accounting Officer, as the Company’s CFO on an interim basis to succeed Mr. Busmire.

Fiscal Year Change

On February 7, 2017, the Board adopted a resolution to change the Company’s fiscal year end from June 30 to December 31. As a result, the 2016 Transition Report included financial information for the transition period from July 1, 2016 through December 31, 2016. Subsequent to the 2016 Transition Report, our reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be our fiscal year.

Shelf Registration

On February 28, 2017, the Company filed a registration statement on Form S-3 relating to the resale of an aggregate of 9,272,285 shares of our common stock, which may be offered for sale from time to time by the selling stockholders named in Form S-3 prospectus. The number of shares the selling stockholders may sell consists of 9,049,929 shares of common stock that were currently issued and outstanding and 222,356 shares of common stock that they may receive if they exercise their warrants. The selling stockholders acquired all of the shares of common stock and warrants covered by the Form S-3 prospectus in a distribution pursuant to Section 1145 under the Bankruptcy Code in connection with the Plan. We are not selling any shares of common stock under such prospectus and will not receive any proceeds from the sale of common stock by the selling stockholders. The registration statement on form S-3 was declared effective as of March 23, 2017.

Strategic Plan

On March 20, 2017 the Company announced that it had retained Morgan Stanley & Co. LLC to assist the Board and senior management team with the evaluation, development and implementation of a strategic plan, including a stand-alone financial plan and select strategic alternatives.

March 31, 2017 Reserves and Impairment

The Company engaged Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”) to prepare estimates of our proved reserves as of March 31, 2017. Pursuant to the terms of our Exit Facility, a third party engineer report will be required annually, with the first report due by May 31, 2017. The estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of March 31, 2017 utilizing SEC 12-month average pricing of $47.62 per barrel of oil and $2.73 per MMBTU, before differentials were 109.4 MMBOE of which 80% were oil, 2% were natural gas liquids and 18% were natural gas and 71% were classified as proved developed reserves with a PV-10 value (the net present value, determined using a discount rate of ten percent per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) of $108.4 million resulting in a decrease in proved reserves and PV-10 value of 12.5 MMBOE and $27 million, respectively as of March 31, 2017 compared to the estimated proved reserves and PV-10 value of 121.9 MMBOE and $135.4 million, respectively, prepared by our internal reservoir engineers as of December 31, 2016. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. As a result of these changes, we incurred an impairment of our oil and natural gas properties of $44.1 million.

Fiscal 2017 Plans

For the remainder of fiscal year 2017, the Company intends to focus on:

•	Operating safely, efficiently and effectively to deliver predictable and repeatable results through
º	Enhancing base production;
º	Low-cost, low-risk projects;
º	Continuing driving down costs through facility de-bottlenecking and gas-lift optimization; and
º	Drilling development wells from existing platforms;
•	Optimizing operations by minimizing lease operating expenses and aligning our general and administrative expenses with our needs;
•	Limiting risk exposure through use of derivative transactions;
•	Proactively managing our plugging and abandonment responsibilities; and
•	Work with our financial advisors to evaluate strategic alternatives.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during 2015 and the decline continued with lower prices into 2016. Although oil prices have rebounded to average above $50.00 per barrel in April 2017, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. Further declines in oil and natural gas prices may adversely affect our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce due to natural declines and limited activity in the fields. If the prices of oil and gas reverse their recent increases, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Reduced Capital Spending.  With the continued market instability between July 2014 through the majority of 2016, numerous exploration and production (“E&P”) companies have been forced to stop drilling new wells — the core of an E&P company’s business — and cut capital expenditures, as it was not economically feasible to undertake capital intensive projects at those prices. For the calendar year 2017, the Company’s initial capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $140 million to $170 million, of which plugging and abandonment costs are expected to be in the range of $50 million to $70 million.

Reserve Quantities.  A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio. At March 31, 2017, our total proved reserves were 109.4 MMBOE. The unweighted arithmetic average of first-day-of-the-month prices adjusted for differentials used to determine our reserves as of March 31, 2017 was $46.32 per barrel of oil, $23.58 per barrel for NGLs and $2.57 per MCF for natural gas.

Ceiling Test Write-down.  As a result of the decrease in proved reserves and PV-10 value relative to the estimated reserves prepared by our internal reservoir engineers as of December 31, 2016, our ceiling test computation as of March 31, 2017 resulted in an impairment of our oil and natural gas properties of $44.1 million. Further ceiling test write-downs will be required if oil and natural gas prices decline, unevaluated property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.

Service Costs Fluctuations.  Due to the depressed commodity price environment, there has been a significant and continuing reduction in rig rates and drilling costs, which has allowed us to spend less capital on drilling our development wells. However, the cost to hire an experienced drilling crew and source critical oil-field supplies may increase if the price of oil keeps increasing.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  As of March 31, 2017, we had $364.3 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) in April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of May 10, 2017 approximately $193.1 million of our performance bonds are lease and/or area bonds issued to the BOEM, that the BOEM has access to assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $150.9 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. We currently have $49.7 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors. We continue to work with the BOEM in finalizing a process under the long-term financial assurance plan (the “Long-Term Plan”) and the proposed plan amendment submitted on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”) for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. If we are unable to provide additional required bonds as requested, the Bureau of Safety and Environmental Enforcement (“BSEE”) or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “OSRP”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are approved by the BSEE. The OSRP is reviewed annually and updated as necessary, which updates also require BSEE approval. The OSRP specifications are consistent with the requirements set forth by the BSEE. Additionally, the OSRP is tested and drills are conducted bi-annually at all levels of the Company.

We have contracted with a spill response management consultant to provide management expertise, personnel and equipment, under our supervision, in the event of an incident requiring a coordinated response.

Additionally, we are a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico that has the appropriate equipment and access to appropriate personnel to simultaneously respond to multiple spills. In the event of a spill, CGA mobilizes appropriate equipment and personnel to CGA members.

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

Operational Information

	Successor		Predecessor
	Three Months Ended March 31, 2017	On December 31, 2016	Quarter Ended
Operating Highlights			December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
			(In thousands, except per unit amounts)
Operating revenues
Oil sales	$133,621	$—	$132,308	$122,732	$130,083	$92,192
Natural gas liquids sales	2,227	—	1,389	2,144	2,996	2,889
Natural gas sales	18,368	—	19,368	17,735	14,725	14,430
Gain on derivative financial instruments	3,698	—	—	—	—	6,774
Total revenues	157,914	—	153,065	142,611	147,804	116,285
Percentage of oil revenues prior to gain on derivative financial instruments	87%	—	86%	86%	88%	84%
Operating expenses
Lease operating expense
Insurance expense	6,250	—	6,287	6,309	8,269	8,312
Workover and maintenance	10,005	—	11,705	11,010	17,471	12,105
Direct lease operating expense	58,902	—	56,908	51,477	55,309	61,627
Total lease operating expense	75,157	—	74,900	68,796	81,049	82,044
Production taxes	239	—	268	214	155	221
Gathering and transportation	21,716	—	5,478	14,073	10,014	14,155
Depreciation, depletion and amortization	42,006	—	29,053	31,573	40,078	53,847
Accretion of asset retirement obligations	12,397	—	19,536	19,437	18,905	15,057
Impairment of oil and natural gas properties	44,054	406,275	—	86,820	142,640	340,469
General and administrative	23,848	—	12,122	15,435	23,174	28,358
Total operating expenses	219,417	406,275	141,357	236,348	316,015	534,151
Operating (loss) income	$(61,503)	$(406,275)	$11,708	$(93,737)	$(168,211)	$(417,866)
Sales volumes per day
Oil (MBbls)	29.1	—	29.6	30.0	31.4	32.9
Natural gas liquids (MBbls)	0.9	—	0.5	1.3	1.5	2.1
Natural gas (MMcf)	65.9	—	73.8	72.8	86.5	84.8

	Successor		Predecessor
	Three Months Ended March 31, 2017	On December 31, 2016	Quarter Ended
Operating Highlights			December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
			(In thousands, except per unit amounts)
Total (MBOE)	41.0	—	42.5	43.4	47.3	49.1
Percent of sales volumes from oil	71%	—	70%	69%	66%	67%
Average sales price
Oil per Bbl	$51.04	$—	$48.54	$44.52	$45.55	$30.80
Natural gas liquid per Bbl	27.52		28.50	18.12	21.55	15.12
Natural gas per Mcf	3.10	—	2.85	2.65	1.87	1.87
Gain on derivative financial instruments per BOE	1.00	—	—	—	—	1.52
Total revenues per BOE	42.83	—	39.19	35.73	34.32	26.01
Operating expenses per BOE
Lease operating expense
Insurance expense	1.70	—	1.61	1.58	1.92	1.86
Workover and maintenance	2.71	—	3.00	2.76	4.06	2.71
Direct lease operating expense	15.98	—	14.57	12.90	12.84	13.79
Total lease operating expense per BOE	20.39	—	19.18	17.24	18.82	18.36
Production taxes	0.06	—	0.07	0.05	0.04	0.05
Gathering and transportation	5.89	—	1.40	3.53	2.33	3.17
Depreciation, depletion and amortization	11.39	—	7.44	7.91	9.31	12.05
Accretion of asset retirement obligations	3.36	—	5.00	4.87	4.39	3.37
Impairment of oil and natural gas properties	11.95	—	—	21.75	33.12	76.17
General and administrative	6.47	—	3.10	3.87	5.38	6.34
Total operating expenses per BOE	59.51	—	36.19	59.22	73.39	119.51
Operating (loss) income per BOE	$(16.68)	$—	$3.00	$(23.49)	$(39.07)	$(93.50)

Results of Operations

The three months ended March 31, 2017 (Successor Company) and the three months ended March 31, 2016 (Predecessor Company) are distinct reporting periods as a result of our application of fresh-start accounting upon our emergence from Chapter 11 on December 30, 2016 and may not be comparable to one another or to prior periods.

Three Months Ended March 31, 2017 and Three Months Ended March 31, 2016

Our consolidated net loss attributable to common stockholders for the three months ended March 31, 2017 was $65.3 million or $1.97 diluted loss per common share (“per share”). Net loss for the three months ended March 31, 2017 was primarily due to the impairment of oil and natural gas properties and lower oil and natural gas sales volumes.

Our consolidated net income attributable to common stockholders for the three months ended March 31, 2016 was $158.4 million or $1.55 diluted earnings per share. Net income for the three months ended March 31, 2016 was primarily due to the gain on early extinguishment of debt and partially offset by the impairment of oil and natural gas properties.

Revenues

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Oil	$133,621	$92,192
Natural gas liquids	2,227	2,889
Natural gas	18,368	14,430
Gain on derivative financial instruments	3,698	6,774
Total Revenues	$157,914	$116,285

Our consolidated revenues were $157.9 million and $116.3 million during the three months ended March 31, 2017 and 2016, respectively. The increase in revenues was primarily due to higher realized prices for oil, natural gas liquids and natural gas sales, partially offset by lower oil, natural gas liquids and natural gas sales volumes and lower gain on derivative financial instruments. Revenue related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Price
Oil sales prices (per Bbl)	$51.04	$30.80
Natural gas liquids sales prices (per Bbl)	27.52	15.12
Natural gas sales prices (per Mcf)	3.10	1.87
Gain on derivative financial instruments (per BOE)	1.00	1.52
Volume
Oil sales volumes (MBbls)	2,618	2,993
Natural gas liquids volumes (MBbls)	81	191
Natural gas sales volumes (MMcf)	5,927	7,714
BOE sales volumes (MBOE)	3,687	4,470
Percent of BOE from oil	71%	70%

Price

Commodity prices are one of the key drivers of our earnings and net operating cash flow. For the three months ended March 31, 2017, our realized oil price was $51.04 per Bbl, $27.52 per Bbl for natural gas liquids, $3.10 per Mcf for natural gas and $1.00 per Bbl gain on derivative financial instruments. For the three months ended March 31, 2016, our realized oil price was $30.80 per Bbl, $15.12 per Bbl for natural gas liquids, $1.87 per Mcf for natural gas and $1.52 per Bbl gain on derivative financial instruments. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. For the three months ended March 31, 2017 our oil sales volumes were 29.1 MBbls per day, natural gas liquids sales volumes were 0.9 MBbls per day and the natural gas sales volumes were 65.9 MMcf per day. For the three months ended

March 31, 2016 our oil sales volumes were 32.9 MBbls per day, natural gas liquids sales volumes were 2.1 MBbls per day and the natural gas sales volumes were 84.8 MMcf per day. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to shutdown of third party pipelines.

Costs and Expenses and Other (Income) Expense

	Successor		Predecessor
	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Total	Per BOE	Total	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$6,250	$1.70	$8,312	$1.86
Workover and maintenance	10,005	2.71	12,105	2.71
Direct lease operating expense	58,902	15.98	61,627	13.79
Total lease operating expense	75,157	20.39	82,044	18.36
Production taxes	239	0.06	221	0.05
Gathering and transportation	21,716	5.89	14,155	3.17
Depreciation, depletion and amortization	42,006	11.39	53,847	12.05
Accretion of asset retirement obligations	12,397	3.36	15,057	3.37
Impairment of oil and natural gas properties	44,054	11.95	340,469	76.17
General and administrative	23,848	6.47	28,358	6.34
Total costs and expenses	$219,417	$59.51	$534,151	$119.51
Other (income) expense
Other income, net	(22)	(0.01)	(388)	(0.08)
Gain on early extinguishment of debt	—	—	(777,022)	(155.03)
Interest expense	3,834	0.98	198,768	39.66
Total other (income) expense, net	$3,812	$0.97	$(578,642)	$(115.45)

Lease operating expenses on a per BOE basis were $20.39 and $18.36 for the three months ended March 31, 2017 and 2016, respectively. Lease operating expense per BOE increased by $2.03 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were $5.89 and $3.17 for the three months ended March 31, 2017 and 2016, respectively. The increase in gathering and transportation expense was primarily due to an increase in commodity marketing deductions and reclassification of gathering and transportation expenses previously included in lease operating expenses of approximately $5.1 million and expenses incurred on pipeline repairs of approximately $2.4 million.

DD&A expense on a per BOE basis was $11.39 and $12.05 for the three months ended March 31, 2017 and 2016, respectively. The DD&A expense recorded for the three months ended March 31, 2017 is not comparable to other periods due to the restatement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis were $3.36 and $3.37 for the three months ended March 31, 2017 and 2016, respectively. The accretion expense recorded for the three months ended March 31, 2017 is not comparable to other periods due to the restatement of asset retirement obligations at their fair value upon emergence from bankruptcy.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs) to our net capitalized costs of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. For the three months ended March 31, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $44.1 million, which was due to the difference in SEC proved reserves and the related PV-10 value as of March 31, 2017 prepared by NSAI compared with SEC reserves and PV-10 value as of December 31, 2016 that were prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. For the three months ended March 31, 2016, the ceiling test computation resulted in impairment of the Predecessor’s oil and natural gas properties of $340.5 million, primarily related to declining prices.

General and administrative expenses on a per BOE basis were $6.47 and $6.34 for the three months ended March 31, 2017 and 2016, respectively. The decrease in total general and administrative expense was primarily due to lower employee salary costs and lower stock-based compensation, partially offset by lower capitalized amounts, increase in severance costs of approximately $4 million and an increase in restructuring costs of approximately $2.2 million. General and administrative expense per BOE increased by a minor amount due to lower production volumes.

During the three months ended March 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $266.6 million of 8.25% Senior Notes due 2018 and $471.1 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $2.8 million, plus accrued interest. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. We recorded a gain on the repurchases and conversion totalling approximately $777.0 million, net of associated debt issuance costs, debt discount and certain other expenses.

Interest expense on a per BOE basis was $0.98 and $39.66 for the three months ended March 31, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the discontinuance of interest on all of the Predecessor’s prepetition notes which were cancelled on the Emergence Date.

Income Tax Expense

We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; accordingly, our net increase in valuation allowance for the three months ended March 31, 2017 was $19 million ($22 million representing the tax effect on our quarterly loss less a $3 million reduction to the valuation allowance balance related to a change in tax attributes as reported by the Predecessor in its tax return filed for the year ended June 30, 2016). We recorded no income tax expense for the three months ended March 31, 2016 primarily due to the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets.

Liquidity and Capital Resources

We plan to fund our operations for the remainder of our fiscal year 2017 primarily through cash on hand and cash flows from operating activities. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Our primary use of cash flow is to fund capital expenditures used to develop our oil and gas properties. Currently, our primary sources of liquidity are cash on hand and cash flows from operations. As of March 31, 2017 we had approximately $160.5 million of cash on hand and $12.5 million in available borrowing capacity under the Exit Facility, which is only available under specific circumstances.

The Predecessor incurred significant professional fees and other costs in connection with the Chapter 11 Cases of approximately $104.8 million from the Petition Date through December 31, 2016, which costs were classified as reorganization items on its consolidated statements of operations. We incurred an additional $2.2 million in restructuring costs which are included in general and administrative expense in the accompanying consolidated statement or operations for the three months ended March 31, 2017. Such fees have negatively impacted the level of cash on hand available to us upon the Predecessor’s emergence from bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. For the calendar year 2017, the Company’s initial capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $140 million to $170 million, of which plugging and abandonment costs are expected to be in the range of $50 million to $70 million. The Company believes it has sufficient liquidity as of March 31, 2017, including approximately $160.5 million of cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements for operating and capital expenditures and for principal and interest payments on our outstanding debt. We expect to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of those obligations.

Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may be impaired even though the Debtors have emerged from Chapter 11. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity depends on the prevailing market prices for oil and natural gas, our successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. We believe that our capital resources from existing cash balances, borrowings under our Exit Facility, and anticipated cash flow from operating activities will be adequate to execute our corporate strategies.

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

Exit Facility

Pursuant to the plan, on the Emergence Date, all outstanding obligations under the Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) and the related collateral agreements and the credit agreements governing such obligations were cancelled and, the Company, as Borrower, and the other Reorganized Debtors entered into a new three year secured Exit Facility. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility is comprised of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Prepetition Revolving Credit Facility of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

The Exit Term Loan has a maturity of three years. Interest on the outstanding amount of the Exit Term Loan, at the Company’s option, will accrue at an interest rate equal to either: (i) the Alternative Base Rate (as defined in the Exit Facility) plus 3.5% per annum or (ii) the one-month LIBO Rate (as defined in the Exit Facility) plus 4.5% per annum. Interest on the Exit Term Loan bearing interest at the Alternative Base Rate will be payable quarterly; interest on the Exit Term Loan bearing interest at the LIBO Rate will be payable monthly.

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility were approximately $227.8 million all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the Gulf of Mexico. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor ExxonMobil would be reduced to $200 million from the existing amount of $225 million and on March 13, 2017 the letters of credit issued in favor ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by fifty percent, or $12.5 million. The remaining fifty percent, or $12.5 million, of such aggregate reduction is available for borrowing, under specific circumstances, as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected any date for the initial borrowing base determination.

The Company must make a mandatory prepayment of the revolving loans and, if necessary, cash collateralize the outstanding letters of credit if a reduction in the revolving credit capacity would cause the revolving credit exposure to exceed the revolving credit capacity. On or after the determination of the borrowing base, the Company must also make a mandatory prepayment of the revolving loans and, if necessary, cash collateralize the outstanding letters of credit not in favor of ExxonMobil if a borrowing base deficiency arises. For each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date or (ii) the then outstanding principal amount of the Exit Term Loan.

The Exit Revolving Facility has a maturity of three years. Interest on the outstanding amount of revolving loans borrowed under the Exit Revolving Facility, at the Company’s option, will accrue at an interest rate equal to either (i) the Alternative Base Rate plus 3.5% per annum or (ii) the one, three or six month LIBO Rate plus 4.5% per annum. Interest on revolving loans that bear interest at the Alternative Base Rate will be payable quarterly; interest on revolving loans that bear interest at the LIBO Rate will be payable at the end of each interest period or, if an interest period exceeds three months, at the end of every three months. The stated amount of each letter of credit issued under the Exit Revolving Facility accrues fees at the rate of 4.5% per annum. There is an issuance fee of 0.25% per annum charged on the stated amount of each letter of credit issued after the Emergence Date.

Unused credit capacity under the Exit Revolving Facility will accrue a commitment fee of 0.50% payable quarterly in arrears.

The Exit Facility is guaranteed by substantially all of the wholly-owned subsidiaries of the Company, subject to customary exceptions, and is secured by first priority security interests on substantially all assets of each Reorganized Debtor guarantor. Under the Exit Facility, the borrower will not declare or make a restricted payment, or make any deposit for any restricted payment. Restricted payments include declaration or payment of dividends.

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

On March 3, 2017, the Company entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, includes updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. As a result, the Company must now deliver a reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. Additionally, the Amendment also revises the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which is calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

On April 24, 2017, the Company entered into a second amendment and waiver to the Exit Facility (the “Second Amendment”). The Second Amendment includes an update to reflect a change in the prepared “as of” date of the reserve report by a third-party engineer. The Second Amendment permits the Company to deliver a third-party reservoir engineer reserve report dated “as of” April 1, 2017 from an “as of” date of January 1, 2017, provided the reserve report is delivered prior to May 31, 2017.

As of March 31, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

BOEM Bonding Requirements

The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan, as such plan may be revised by the Proposed Plan Amendment, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. We continue to work with the BOEM in finalizing a process under the Long-Term Plan and the Proposed Plan Amendment for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. We can provide no assurance that we can continue in the future to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to provide the additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about the BOEM’s supplement bonding requirements, see “— Known Trends and Uncertainties — BOEM Supplemental Financial Assurance and/or Bonding Requirements” above.

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For the three months ended March 31, 2017, our capital expenditures excluding acquisitions but including plugging and abandonment obligations totaled approximately $19.4 million, of which approximately $9.3 million was spent on development of our core properties, approximately $9.3 million was spent on plugging and abandonment obligations and $0.8 million on other assets. For the calendar year 2017, the Company’s initial capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $140 million to $170 million, of which plugging and abandonment costs are expected to be in the range of $50 million to $70 million. We believe that our capital resources from existing cash balances and anticipated cash flow from operating activities will be adequate to fund anticipated cash requirements for capital expenditures. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict and cannot be determined at this time. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or if our cost-cutting efforts are not adequately balanced, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$11,498	$(108,978)
Net cash used in investing activities	(15,785)	(27,605)
Net cash used in financing activities	(602)	(5,860)
Net decrease in cash and cash equivalents	$(4,889)	$(142,443)

Operating Activities

Net cash provided by and used in operating activities for the three months ended March 31, 2017 and 2016 was $11.5 million and $109 million, respectively. The cash provided by operating activities for the three months ended March 31, 2017 was primarily due to higher realized commodity prices and lower cash outflows associated with operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $15.8 million and $27.6 million, respectively. The decrease in cash used in investing activities was primarily due to the change in restricted cash.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $0.6 million and $5.9 million, respectively. During the three months ended March 31, 2017, cash used in financing activities consists primarily of $0.6 million used to repay debt. During the three months ended March 31, 2016, cash used in financing activities consists primarily of $2.9 million used to repay debt, $1.4 million in fees incurred on repurchase of prepetition notes and $1.5 million incurred in debt issuance costs.

Contractual Obligations

Our contractual obligations at March 31, 2017 did not change materially from those disclosed in Item 7 of our 2016 Transition Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — “Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to our Consolidated Financial Statements included in our 2016 Transition Report and Note 2 — “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to our Consolidated Financial Statements in this Quarterly Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2016 Transition Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management that includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2017, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which are volatile and may fluctuate widely. Oil and natural gas price declines adversely affect our revenues, cash flows and profitability. The Company continues to incur significant losses from operations. As a result of the depressed pricing environment, further declines could impact the extent to which we develop portions of our proved and unevaluated oil and natural gas properties, and could possibly include temporarily shutting in certain wells that are uneconomic to produce.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Exit Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. With the continuation of low oil and gas prices, we currently have limited borrowing capacity under our Exit Facility, which is only available under specific circumstances. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas and have historically used various instruments, including financially settled crude oil and natural gas costless collars and three-way collars contracts. Any gains or losses resulting from the change in fair value from derivative transactions and from the settlement of derivative contracts are recorded in earnings as a component of revenues.

Most of our crude oil production is Heavy Louisiana Sweet. We have historically included contracts indexed to NYMEX WTI, ICE Brent futures and Argus-LLS futures in our derivative portfolio to closely align and manage our exposure to the associated price risk. In February 2017, we entered into costless collar contracts benchmarked to Argus-LLS, to hedge 10,000 BPD of our crude oil production for the period from March 2017 to December 2017 with a floor price of $52.30 and an average ceiling price of $57.43, and we expect to continue to enter into derivative arrangements going forward. With a costless collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar.

As of March 31, 2017, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Collars
				Floor	Ceiling
April 2017 – December 2017	Collars	Argus-LLS	2,750	$52.30	$57.43

As of March 31, 2017, our crude oil contracts outstanding were in an asset position of $3.4 million. A 10% increase in crude oil prices would reduce the fair value by approximately $11 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $11.5 million. These fair value changes assume volatility based on prevailing market parameters as of March 31, 2017.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period as well as our derivative strategies and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Exit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. Historically, we have managed our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. Following emergence from bankruptcy, we are no longer liable for interest on our fixed rate indebtedness (other than on our 4.14% Promissory Note and certain capital lease obligations). Therefore, we are exposed to interest rate risk for the indebtedness on which we are paying variable interest, specifically our Exit Facility. As of March 31, 2017, we had approximately $74 million of outstanding floating-rate debt. A 10% change in floating interest rates on period-end floating rate debt balances would change annual interest expense by approximately $18,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

There have been no developments during the quarterly period ended March 31, 2017 in any material pending legal proceedings previously reported.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or in our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our common stock, please refer to the section entitled Part I “Item 1A. Risk Factors” in our 2016 Transition Report. There have been no material changes in the risk factors set forth in our 2016 Transition Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Under the Exit Facility, the Company may not declare or make a restricted payment, or make any deposit for any restricted payment. Restricted payments include declaration or payment of dividends

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI Gulf Coast, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI GULF COAST, INC.

By:	/S/ DOUGLAS E. BROOKS Douglas E. Brooks Duly Authorized Officer and Chief Executive Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Chief Financial Officer

Date: May 22, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Second Amended and Restated Certificate of Incorporation of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8-K filed on January 6, 2017.
3.2	Second Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.2 to the Company’s Form 8-K filed on January 6, 2017
3.3	Third Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8-K filed on February 7, 2017
10.1	Amendment to First Lien Exit Credit Agreement, dated as of March 3, 2017	10.1 to the Company’s Form 8-K filed on March 8, 2017
10.2	Second Amendment and Waiver to First Lien Exit Credit Agreement, dated as of April 24, 2017.	Filed herewith
10.3†	Employment Agreement by and between Energy XXI Gulf Coast, Inc. and Douglas E. Brooks, dated as of April 17, 2017.	10.1 to the Company’s Form 8-K filed on April 18, 2017
10.4†	Energy XXI Gulf Coast, Inc. Employee Severance Plan, dated as of February 27, 2017.	Filed herewith
10.5†	Form of Restricted Stock Unit Award Agreement (for Directors)	4.4 to the Company’s Registration Statement on Form S-8 filed on January 17, 2017
10.6†	Form of Notice of Grant of Restricted Stock Unit (Initial Director Award)	4.5 to the Company’s Registration Statement on Form S-8 filed on January 17, 2017
10.7†	Form of Notice of Grant of Restricted Stock Unit (Annual Director Award)	4.6 to the Company’s Registration Statement on Form S-8 filed on January 17, 2017
10.8†	Form of Restricted Stock Unit Initial Grant Settlement Election Form	4.7 to the Company’s Registration Statement on Form S-8 filed on January 17, 2017
10.9†	Form of Restricted Stock Unit Annual Grant Settlement Election Form	4.8 to the Company’s Registration Statement on Form S-8 filed on January 17, 2017
10.10†	Interim Chief Strategic Officer Agreement, dated as of February 23, 2015, between Energy XXI Services, LLC and James LaChance.	10.1 to Energy XXI Ltd’s Form 8-K filed on February 25, 2015
10.11†	Waiver and Release of Claims Agreement, dated February 2, 2017, executed by John D. Schiller, Jr.	10.1 to the Company’s Form 8-K filed on February 7, 2017
10.12†	Consulting Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and John D. Schiller, Jr.	10.2 to the Company’s Form 8-K filed on February 7, 2017
10.13†	Employment Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and Michael S. Reddin	10.3 to the Company’s Form 8-K filed on February 7, 2017
10.14†	Employment Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and Scott M. Heck	10.4 to the Company’s Form 8-K filed on February 7, 2017
10.15†	Form of Restricted Stock Unit Agreement and form of related Notice of Grant	10.5 to the Company’s Form 8-K filed on February 7, 2017
10.16†	Form of Option Agreement and form of related Notice of Grant	10.6 to the Company’s Form 8-K filed on February 7, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
10.17†	Resignation Agreement and General Release, effective as of February 2, 2017, executed by Bruce Busmire and Energy XXI Gulf Coast, Inc.	10.7 to the Company’s Form 8-K filed on February 7, 2017
10.18†	Resignation Agreement and General Release, effective as of February 2, 2017, executed by Antonio de Pinho and Energy XXI Gulf Coast, Inc.	10.8 to the Company’s Form 8-K filed on February 7, 2017
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.