Form 10-Q
period 2017-06-30
Energy XXI Gulf Coast, Inc.
filed 2017-08-14
CIK 1404973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of August 7, 2017, there were 33,221,427 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

In connection therewith, EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC (the “Reorganized EGC”). On December 30, 2016 (the “Emergence Date”), the entities emerged from bankruptcy and shares of common stock and common stock warrants of Reorganized EGC were distributed to creditors of the Debtors (defined below) pursuant to the Plan (defined below). In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), the Reorganized EGC was required to apply fresh start accounting upon EXXI Ltd’s emergence from bankruptcy and it evaluated transaction activity between the Emergence Date and December 31, 2016 and concluded that an accounting convenience date of December 31, 2016 (the “Convenience Date”) was appropriate.

As used throughout this quarterly report on Form 10-Q for the quarter ended June 30, 2017 (this “Quarterly Report”), references to “Reorganized EGC”, the “Company,” “we,” “our”, “Successor”, “Successor Company” or similar terms when used in reference to the period subsequent to the emergence from the bankruptcy refer to Reorganized EGC, the new parent entity and successor issuer of EXXI Ltd pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Quarterly Report to “EXXI Ltd,” “we,” “our”, “Predecessor”, “Predecessor Company” or similar terms when used in reference to the periods prior to the emergence from the bankruptcy refer to EXXI Ltd, the predecessor and former parent entity that was dissolved upon the completion of the Bermuda Proceeding (as defined below). References in this Quarterly Report to “EGC” refer to EGC in the periods prior to the emergence from the bankruptcy during which it was the indirect wholly-owned operating subsidiary of EXXI Ltd.

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

Bermuda Proceeding means the official liquidation proceeding for EXXI Ltd under the laws of Bermuda commenced pursuant to the winding-up petition before the Bermuda Court and completed as of June 29, 2017.

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

Costs and expenses include direct and indirect expenses, including general and administrative expenses, incurred to manage, operate and maintain wells and related equipment and facilities.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value could vary significantly from current or future estimates;
•	uncertainty of our ability to improve our operating structure, financial results and profitability following emergence from Chapter 11 and other risks and uncertainties related to our emergence from Chapter 11;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties following emergence from Chapter 11;
•	our ability to maintain sufficient liquidity and/or obtain adequate financing to allow us to execute our business plan post-emergence from Chapter 11;
•	the effects of the departure of certain of our senior leaders and the hiring of a new Chief Executive Officer (“CEO”) and President on our employees, suppliers, regulators and business counterparties;
•	our ability to comply with covenants under the new three-year secured credit facility (the “Exit Facility”) entered into by the Company as the borrower and the other Reorganized Debtors;
•	changes in our business strategy;
•	further or sustained declines in the prices we receive for our oil and natural gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	uncertainties in estimating our oil and natural gas reserves and net present values of those reserves;
•	our future financial condition, results of operations, revenues, expenses and cash flows;
•	our current or future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures and to meet our other obligations;
•	our ability to post collateral for current or future bonds or comply with any new regulations or Notices to Lessees and Operators (“NTLs”) imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and natural gas by businesses and consumers;

•	the need to take ceiling test impairments due to lower commodity prices using SEC methodology, under which, commodity prices are computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period;
•	future derivative activities that expose us to pricing and counterparty risks;
•	our ability to hedge future oil and natural gas production may be limited by lack of available counterparties;
•	our ability to hedge future oil and natural gas production may be limited by financial/seasonal limits as required under our Exit Facility;
•	our degree of success in replacing oil and natural gas reserves through capital investment;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and natural gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and natural gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements; and
•	costs associated with perfecting title for mineral rights in some of our properties.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share information)

	Successor
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$178,855	$165,368
Accounts receivable
Oil and natural gas sales	52,691	68,143
Joint interest billings, net	2,498	5,600
Other	8,318	17,944
Prepaid expenses and other current assets	17,176	25,957
Restricted cash	6,365	32,337
Derivative financial instruments	10,470	—
Total Current Assets	276,373	315,349
Property and Equipment
Oil and natural gas properties, net – full cost method of accounting, including $224.5 million and $376.1 million of unevaluated properties not being amortized at June 30, 2017 and December 31, 2016, respectively	869,398	1,097,479
Other property and equipment, net	15,107	18,807
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	884,505	1,116,286
Other Assets
Restricted cash	25,637	25,583
Other assets	27,011	28,244
Total Other Assets	52,648	53,827
Total Assets	$1,213,526	$1,485,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,891	$101,117
Accrued liabilities	34,517	63,660
Asset retirement obligations	61,766	56,601
Current maturities of long-term debt	3,443	4,268
Total Current Liabilities	180,617	225,646
Long-term debt, less current maturities	73,940	74,229
Asset retirement obligations	553,515	696,763
Other liabilities	16,347	14,481
Total Liabilities	824,419	1,011,119
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 33,221,427 and 33,211,594 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	332	332
Additional paid-in capital	884,008	880,286
Accumulated deficit	(495,233)	(406,275)
Total Stockholders’ Equity	389,107	474,343
Total Liabilities and Stockholders’ Equity	$1,213,526	$1,485,462

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share information)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues
Oil sales	$118,180	$130,083	$251,801	$222,275
Natural gas liquids sales	2,370	2,996	4,597	5,885
Natural gas sales	13,753	14,725	32,121	29,155
Gain on derivative financial instruments	9,412	—	13,110	6,774
Total Revenues	143,715	147,804	301,629	264,089
Costs and Expenses
Lease operating	85,336	76,803	160,493	154,423
Production taxes	482	155	721	376
Gathering and transportation	13,172	14,260	34,888	32,839
Depreciation, depletion and amortization	38,661	40,078	80,667	93,925
Accretion of asset retirement obligations	10,050	18,905	22,447	33,962
Impairment of oil and natural gas properties	(848)	142,640	43,206	483,109
General and administrative expense	20,716	23,174	42,320	51,532
Reorganization items	(3,773)	—	(1,529)	—
Total Costs and Expenses	163,796	316,015	383,213	850,166
Operating Loss	(20,081)	(168,211)	(81,584)	(586,077)
Other (Expense) Income
Other income, net	80	160	102	548
Gain on early extinguishment of debt	—	—	—	777,022
Interest expense	(3,642)	(13,438)	(7,476)	(212,206)
Total Other (Expense) Income, net	(3,562)	(13,278)	(7,374)	565,364
Loss Before Reorganization Items and Income Taxes	(23,643)	(181,489)	(88,958)	(20,713)
Reorganization items	—	(14,201)	—	(14,201)
Loss Before Income Taxes	(23,643)	(195,690)	(88,958)	(34,914)
Income Tax Benefit	—	(138)	—	(138)
Net Loss	(23,643)	(195,552)	(88,958)	(34,776)
Preferred Stock Dividends	—	352	—	2,730
Net Loss Attributable to Common Stockholders	$(23,643)	$(195,904)	$(88,958)	$(37,506)
Loss per Share
Basic and Diluted	$(0.71)	$(2.01)	$(2.68)	$(0.39)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,237	97,540	33,234	96,728

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows From Operating Activities
Net loss	$(88,958)	$(34,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	80,667	93,925
Impairment of oil and natural gas properties	43,206	483,109
Gain on early extinguishment of debt	—	(777,022)
Change in fair value of derivative financial instruments	(10,470)	61,325
Accretion of asset retirement obligations	22,447	33,962
Amortization and write off of debt issuance costs and other	6	127,356
Deferred rent	4,031	4,577
Provision for loss on accounts receivable	300	3,200
Reorganization items	(3,773)	—
Stock-based compensation	3,722	349
Changes in operating assets and liabilities
Accounts receivable	27,880	(28,131)
Prepaid expenses and other assets	11,134	(13,437)
Restricted cash	25,919	—
Settlement of asset retirement obligations	(27,491)	(24,554)
Accounts payable, accrued liabilities and other	(51,168)	(6,614)
Net Cash Provided by (Used in) Operating Activities	37,452	(76,731)
Cash Flows from Investing Activities
Capital expenditures	(24,496)	(36,100)
Insurance payments received	41	3,872
Transfer to restricted cash	—	(8,781)
Proceeds from the sale of other property and equipment	1,279	1,070
Other	—	(102)
Net Cash Used in Investing Activities	(23,176)	(40,041)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	—	22
Payments on long-term debt	(728)	(2,880)
Fees related to debt extinguishment	—	(1,446)
Debt issuance costs	(61)	(1,531)
Other	—	(25)
Net Cash Used in Financing Activities	(789)	(5,860)
Net Increase (Decrease) in Cash and Cash Equivalents	13,487	(122,632)
Cash and Cash Equivalents, beginning of period	165,368	325,890
Cash and Cash Equivalents, end of period	$178,855	$203,258

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

Our common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI” at the opening of business on February 28, 2017.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation and Reporting.  The accompanying consolidated financial statements on June 30, 2017 include the accounts of Reorganized EGC and its wholly-owned subsidiaries and for the prior period, the accompanying consolidated financial statements include the accounts of EXXI Ltd and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Predecessor’s consolidated financial statements for the prior period include certain reclassifications, including a $4.2 million and $8.6 million reclassification from lease operating expenses to gathering and transportation expenses for the three and six months ended June 30, 2016, respectively, to conform to the current presentation. Such reclassifications did not have any impact on the Predecessor’s previously reported consolidated result of operations or cash flows.

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

Correction of Immaterial Errors.  Our unaudited consolidated financial statements for the three and six months ended June 30, 2017 include certain adjustments that pertain to prior periods. For the three months ended June 30, 2017, lease operating expenses include $2.2 million of expenses and impairment of oil and natural gas properties includes $0.8 million in credit adjustments that pertained to first quarter 2017. Additionally, the three and six months ended June 30, 2017 include credit adjustments to reorganization items of $3.8 million to adjust the fresh start accounting opening balance sheet related to asset retirement obligations and other property, plant and equipment. The amounts are not deemed material with respect to the prior year, the first quarter of 2017 or the anticipated results for fiscal year 2017.

Fresh-start Accounting.  Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, Reorganized EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items in the 2016 Transition Report. Accordingly, Reorganized EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented for the three and six months ended June 30, 2017 and comparable prior periods. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. The Predecessor’s proved reserves quantities of 86.6 MMBOE as of June 30, 2016 were estimated and compiled by its internal reservoir engineers and audited by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). As of December 31, 2016, proved reserves quantities of 121.9 MMBOE were independently estimated and compiled by our internal reservoir engineers. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017. The first NSAI report was delivered by us on May 23, 2017. In it, NSAI estimated our proved reserves quantities of 109.4 MMBOE as of March 31, 2017 in accordance with the guidelines established by the SEC. Other items subject to estimates and assumptions include fair value estimates used in fresh start accounting; accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; asset retirement obligations; deferred income taxes; valuation of derivative financial instruments; reorganization items and liabilities subject to compromise, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

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

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as a new Accounting Standards Codification (ASC) Topic, ASC 606. ASU 2014-09 is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017. We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018, and conducted an evaluation of a sample of revenue contracts with customers against the requirements of the standard. Further analysis is planned in 2017 to complete the implementation plan. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to retained earnings as of January 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation — Stock Compensation, to reduce complexity and enhance several aspects of accounting and disclosure for share-based payment transactions, including the accounting for income taxes, award forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for annual and interim periods beginning after December 15, 2016, with earlier application permitted. Our adoption of ASU 2016-09 on January 1, 2017 had no effect on our consolidated financial position, results of operations or cash flows.

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

Note 3 — Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor
	As of June 30, 2017	As of December 31, 2016
Oil and natural gas properties – full cost method of accounting Proved properties	$1,169,543	$1,127,616
Less: accumulated depreciation, depletion, amortization and impairment	(524,636)	(406,275)
Proved properties, net	644,907	721,341
Unevaluated properties	224,491	376,138
Oil and natural gas properties, net	869,398	1,097,479
Other property and equipment	18,046	18,807
Less: accumulated depreciation and impairment	(2,939)	—
Other property and equipment, net	15,107	18,807
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$884,505	$1,116,286

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net capitalized costs of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. For the

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Property and Equipment  – (continued)

three months ended June 30, 2017, we reduced the impairment of our oil and natural gas properties by $0.8 million to reflect the correction of an immaterial error in certain asset retirement obligations included in the first quarter 2017 impairment calculation. For the three months ended March 31, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $44.1 million. For the six months ended June 30, 2017, we had a net impairment of our oil and natural gas properties of $43.2 million. We incurred an impairment primarily due to the difference in SEC proved reserves and the related PV-10 value (the net present value, determined using a discount rate of 10% per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) as of March 31, 2017 prepared by NSAI compared with SEC reserves and PV-10 value as of December 31, 2016 that were prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. If oil and natural gas prices decline or our costs increase, we may incur further impairment to our full cost pool.

Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of (i) a determination as to whether there are any proved reserves related to the properties or the costs are impaired, (ii) a determination that the capital costs associated with the development of these properties will not be available, or (iii) ratably over a period of time of not more than four years or three years as it relates to unevaluated property costs recorded as part of fresh start accounting. For the six months ended June 30, 2017, the unevaluated properties costs decreased by $151.6 million, of which $103.4 million was transferred to evaluated properties due to the drop in near term pricing making certain unevaluated properties uneconomical and the remaining $48.2 million was the ratable amortization to the evaluated properties.

Note 4 — Long-Term Debt

As of June 30, 2017 and December 31, 2016 our outstanding debt consisted of the following (in thousands):

	Successor
	June 30, 2017	December 31, 2016
Exit Facility	$73,996	$73,996
4.14% Promissory Note due October 2017	3,415	4,001
Capital lease obligations	28	500
Total debt	77,439	78,497
Less: debt issue costs	56	—
Less: current maturities	3,443	4,268
Total long-term debt	$73,940	$74,229

Exit Facility

Pursuant to the Plan, on the Emergence Date, the Company, as Borrower, and the other Reorganized Debtors entered into a secured Exit Facility which matures on December 30, 2019. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility is comprised of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Long-Term Debt  – (continued)

Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the GoM. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by 50% of the $25 million reduction in the letters of credit, or $12.5 million. The remaining 50%, or $12.5 million, of such aggregate reduction is available for borrowing, under specific circumstances, as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected a date for the initial borrowing base determination.

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date or (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter beginning with the quarter ending March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

Further, the Company on March 3, 2017, entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, includes updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. The Company was also required to deliver a December 31 reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. A second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. The Second Amendment amends the requirement for the 2017 third-party reservoir engineer reserve report “as of” date from January 1, 2017 to April 1, 2017. Additionally, the Amendment also revises the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which is calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

As of June 30, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

4.14% Promissory Note

In September 2012, the Predecessor entered into a promissory note of $5.5 million to acquire other property and equipment. Under this note, which is secured by such other property and equipment, we were required to make a monthly payment of approximately $52,000 and were to pay one lump-sum payment of $3.3 million at maturity in October 2017. This note carries an interest rate of 4.14% per annum.

In accordance with the Plan, on the Emergence Date, all outstanding obligations under the promissory note were reinstated.

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Long-Term Debt  – (continued)

Interest Expense

Interest expense consisted of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Exit Term Loan	$1,034	$—	$1,813	$—
Exit Revolving Facility	2,402	—	5,227	—
Prepetition Revolving Credit Facility	—	4,223	—	8,142
11.0% Second Lien Notes due 2020	—	5,681	—	45,447
8.25% Senior Notes due 2018	—	637	—	7,250
6.875% Senior Notes due 2024	—	357	—	2,832
3.0% Senior Convertible Notes due 2018	—	388	—	3,291
7.50% Senior Notes due 2021	—	645	—	5,108
7.75% Senior Notes due 2019	—	283	—	2,242
9.25% Senior Notes due 2017	—	834	—	10,839
4.14% Promissory Note due 2017	36	—	74	41
Amortization of debt issue cost – Revolving Credit Facility	—	358	—	3,879
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020	—	—	—	2,135
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020 – accelerated	—	—	—	44,855
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020	—	—	—	1,724
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020 – accelerated	—	—	—	36,243
Amortization of fair value premium – 8.25% Senior Notes due 2018	—	1,230	—	(2,095)
Amortization of fair value premium – 8.25% Senior Notes due 2018 – accelerated	—	(1,231)	—	(7,961)
Amortization of debt issue cost – 6.875% Senior Notes due 2024	—	—	—	62
Amortization of debt issue cost – 6.875% Senior Notes due 2024 – accelerated	—	—	—	1,946
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	—	—	—	2,941
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018 – accelerated	—	—	—	33,370
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	—	—	—	377
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018 – accelerated	—	—	—	4,271
Amortization of debt issue cost – 7.50% Senior Notes due 2021	—	—	—	123
Amortization of debt issue cost – 7.50% Senior Notes due 2021 – accelerated	—	—	—	2,822
Amortization of debt issue cost – 7.75% Senior Notes due 2019	—	—	—	38
Amortization of debt issue cost – 7.75% Senior Notes due 2019 – accelerated	—	—	—	491
Amortization of debt issue cost – 9.25% Senior Notes due 2017	—	—	—	517
Amortization of debt issue cost – 9.25% Senior Notes due 2017 – accelerated	—	—	—	913
Derivative instruments financing and other	170	33	362	363
	$3,642	$13,438	$7,476	$212,206

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance as of December 31, 2016 (Successor)	$753,364
Liabilities acquired	—
Liabilities incurred	2,040
Liabilities settled	(27,491)
Revisions*	(135,079)
Accretion expense	22,447
Total balance as of June 30, 2017 (Successor)	615,281
Less: current portion	61,766
Long-term portion as of June 30, 2017 (Successor)	$553,515

*	The downward revisions were primarily due to changes in estimated timing of settlements of the plugging and abandonment liabilities.

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

Most of our crude oil production is sold at Heavy Louisiana Sweet. We have historically included contracts indexed to NYMEX-WTI, ICE Brent futures and Argus-LLS futures in our derivative portfolio to closely align and manage our exposure to the associated price risk.

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

In February 2017, we entered into costless collar contracts benchmarked to Argus-LLS, to hedge 10,000 BPD of our crude oil production for the period from March 2017 to December 2017 with an average floor price of $52.30 and an average ceiling price of $57.43. In May 2017, we entered into fixed price swap contracts benchmarked to NYMEX-WTI, to hedge 1,500 BPD of our crude oil production for the period from June 2017 to October 2017 and 3,500 BPD of our crude oil production for November 2017 and December 2017 with an average fixed price swap of $51.74.

With a costless collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. In a fixed price swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the swap fixed price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the swap fixed price.

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

As of June 30, 2017, we had the following net open crude oil derivative positions:

Remaining Contract Term	Type of Contract	Index	Volumes (MBbls)	Weighted Average Contract Price
				Swaps	Collars
					Floor	Ceiling
July 2017 – December 2017	Collars	Argus-LLS	1,840	—	$52.30	$57.43
July 2017 – December 2017	Swaps	NYMEX-WTI	398	$51.75	—	—

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Asset Derivative Instruments				Liability Derivative Instruments
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$11,566	Current	$—	Current	$1,096	Current	$—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
Total gross derivative financial instruments subject to enforceable master netting agreement		11,566		—		1,096		—
Derivative financial instruments	Current	(1,096)	Current	—	Current	(1,096)	Current	—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
Gross amounts offset in Balance Sheets		(1,096)		—		(1,096)		—
Net amounts presented in Balance Sheets	Current	10,470	Current	—	Current	—	Current	—
	Non- Current	—	Non- Current	—	Non- Current	—	Non- Current	—
		$10,470		$—		$—		$—

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Derivative Financial Instruments  – (continued)

The following table presents information about the components of the gain on derivative financial instruments (in thousands).

	Successor	Predecessor	Successor	Predecessor
Gain on derivative financial instruments	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash settlements, net of purchased put premium amortization	$2,351	$—	$2,640	$17,511
Proceeds from monetizations	—	—	—	50,588
Non-cash gain (loss) in fair value	7,061	—	10,470	(61,325)
Total gain on derivative financial instruments	$9,412	$—	$13,110	$6,774

We monitor the creditworthiness of our counterparties who are also a part of our bank lending group. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. As of June 30, 2017, we had no collateral deposits with our counterparties.

Note 7 — Income Taxes

On the Emergence Date, the Predecessor Company engaged in several internal restructuring transactions that: (i) assigned all of Predecessor’s assets (directly or indirectly) to EGC, and (ii) separated EXXI Ltd, Energy XXI (US Holdings) Limited (Bermuda), Energy XXI, Inc., and Energy XXI USA from EGC. This had the effect, among other things, of isolating the original parent-level equity ownership and certain intercompany loans (the “Intercompany Loans”) from EGC. Then, pursuant to the Plan, the prepetition notes other than the 4.14% promissory note of $5.5 million, the Prepetition Revolving Credit Facility and 100% of the EGC stock owned by Energy XXI USA, Inc., were cancelled. Additionally, new EGC shares and warrants were issued to former creditors as set out in the Plan. Absent an exception, a debtor recognizes Cancellation of Indebtedness Income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (the “Tax Code”) provides that a debtor in a bankruptcy case (such as the Chapter 11 Cases) may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the Plan (the “Tax Attribute Reduction Rules”). The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from the Chapter 11 Cases, the amount of CODI realized was approximately $2,600 million, which reduced the Company’s U.S. net operating loss (“NOL”) carryovers of $403 million to zero, and further reduced the Company’s tax basis in producing properties (subject to future recovery through tax DD&A deductions) and its investment in the stock of EPL by $2,197 million. This reduction in tax attributes occurred on the Convenience Date, the first day of the Company’s first tax year subsequent to the Emergence Date, as one effect of the Plan was to terminate the Predecessor’s fiscal income tax reporting period on the Emergence Date.

As a result of the fresh start accounting, virtually all historic deferred tax assets and liabilities were eliminated, including the accrued outbound 30% withholding tax on the Intercompany Loans from the Predecessor’s Bermuda parent, as these obligations were extinguished in the Plan and are not obligations of

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Income Taxes  – (continued)

the Successor entities. With the NOL carryover being reduced by the Tax Attribute Reduction Rules, the principal deferred tax assets and liabilities of the Successor after fresh-start accounting relate to our oil and gas properties. The remaining tax bases of our oil and natural gas properties are less than their respective book carrying values as determined in fresh-start accounting such that we have recorded a deferred tax liability for those properties. We have recorded a deferred tax asset for the asset retirement obligation (which has no tax basis and will be tax deductible or result in additional tax basis in assets when settled) and other items that exceed the deferred tax liability for oil and natural gas properties. As such, we recorded a valuation allowance of $174.5 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of Predecessor losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable.

Tax Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, including as the tax basis in certain assets (net unrealized built-in-losses), against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of Tax Code Section 382. The limitation under the Tax Code is based on the value of the loss corporation as of the Convenience Date, which reflects value after giving effect to the Plan’s steps. However, this and prior ownership changes and resulting annual limitation will have limited, if any, effect on the Company’s NOLs since all of the NOLs were extinguished by the Tax Attribute Reduction Rules. There is the possibility of deferral of recognition of certain portions of tax DD&A by the Tax Attribute Reduction Rules that would affect the timing of offsetting future taxable income, but would not affect income tax expense. No cash income taxes were paid during the period ended June 30, 2017, and, based upon current commodity pricing and planned development activity, no cash income taxes are expected for the year ending December 31, 2017.

We have estimated our effective income tax rate (benefit) for the year to be zero, as we are forecasting a pre-tax loss at this time. We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; as such, we have increased our valuation allowance by $6 million in the quarter ended June 30, 2017 to reflect the tax effect of this loss. This $6 million second quarter valuation allowance increase, when coupled with the $22 million first quarter valuation allowance increase, results in a valuation allowance of $28 million at June 30, 2017, after adjustments of $3 million for changes in estimate to the Fresh Start valuation allowance based on subsequent tax filings for pre-Effective Date periods with the Internal Revenue Service. A post-Emergence Date pre-tax NOL of approximately $99 million resulting from our post-Emergence Date losses represents our only NOL carryforwards. This post-Emergence Date NOL is not subject to limitation in future usage by the ownership changes rules of Tax Code section 382 or the Tax Attribute Reduction Rules resulting from the Plan, but cannot be carried back to pre-Emergence Date years to create a cash income tax refund.

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

On the Emergence Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders representing 10% or more of the Company’s common stock outstanding on that date or who acquire 10% or more of the Company’s common stock outstanding within six months of the Emergence Date (the “Holders”). The Registration Rights Agreement provided resale registration rights for the Holders’ Registerable Securities (as defined in the Registration Rights Agreement).

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

On February 28, 2017, pursuant to our satisfaction of all the listing requirements, our common stock began trading on NASDAQ under the symbol “EXXI” at the opening of business.

During the three months ended June 30, 2017, we issued 9,833 shares of our common stock upon accelerated vesting of restricted stock units granted to one of our former board members.

As of June 30, 2017, 33,221,427 shares of common stock and 2,119,889 warrants were outstanding.

Note 9 — Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash paid for interest	$7,484	$33,634
Cash paid for income taxes	—	—

The following table presents our non-cash investing and financing activities (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Changes in capital expenditures and accrued liabilities in accounts payable	$(164)	$(65,560)
Inventory transferred to oil and natural gas properties	—	7,081
Changes in asset retirement obligations	(133,039)	24,228
Changes in other property and equipment	(455)	—
Proceeds from monetization of derivative instruments applied to Prepetition Revolving Credit Facility	—	50,588

Note 10 — Employee Benefit Plans

As of the Emergence Date, the Company entered into the Energy XXI Gulf Coast, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”), which is a comprehensive equity-based award plan as part of the compensation for the Company’s officers, directors, employees and consultants (the “Service Providers”). The total number of shares of our common stock reserved and available for delivery with respect to awards under the 2016 LTIP is 1,859,552 shares (or 5% of the total new equity). The compensation committee (the “Committee”) of the board of directors of the Company (the “Board”) generally administers the 2016 LTIP

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Employee Benefit Plans  – (continued)

and will determine the types of equity based awards (which may include stock option, stock appreciation rights, restricted stock, restricted stock units, bonus stock awards, performance awards, other stock based awards or cash awards) and the terms and conditions (including vesting and forfeiture restrictions) of such awards. Awards under the 2016 LTIP will be awarded to the Service Providers selected in the discretion of the Committee; provided, however, that 3% of the 5% total new equity on a fully diluted basis reserved under the 2016 LTIP must be allocated no later than 120 days after the Emergence Date. As of April 29, 2017, the 3% of total new equity had been allocated by the Board.

Under the 2016 LTIP, stock options are issued with an exercise price that is not less than the fair market value of our common stock on the date of grant and expire 10 years from the grant date. Stock options that have been granted to date generally vest ratably over a three-year period. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses assumptions related to expected term, expected volatility, risk free rate and dividend yield. During the three and six months ended June 30, 2017, we granted 183,973 and 372,597 stock options, at a weighted average exercise price of $28.30 and $28.92 per stock option, respectively. As of June 30, 2017, 11,287 stock options were forfeited and we had 361,310 unvested stock options and $3.2 million in unrecognized compensation cost related to unvested stock options.

Under the 2016 LTIP, restricted stock units may be granted from time to time as approved by the Committee. To date, the restricted stock units granted by the Committee have a vesting date up to three years from the date of grant and each restricted stock unit represents a right to receive one share of our common stock. During the three and six months ended June 30, 2017, we granted 451,140 and 660,510 restricted stock units at a weighted average price of $27.70 and $23.51 per restricted stock unit, respectively, including 118,408 restricted stock units granted to members of the Board pursuant to the terms of the 2016 LTIP and the non-employee director compensation policy. As of June 30, 2017, 20,167 restricted stock units were forfeited and we had 610,740 unvested restricted stock units and $14.0 million in unrecognized compensation cost related to unvested restricted stock units.

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

Prior to their departure from the Company, Mr. Busmire and Mr. de Pinho were not party to employment agreements with us, nor did they participate in a severance plan. We paid Mr. Busmire and Mr. de Pinho

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Related Party Transactions  – (continued)

severance payments on February 15, 2017 in the amount of $750,000 each, less applicable taxes and withholdings, in consideration for the performance of the terms and conditions set forth in their Resignation Agreement and General Release, including, without limitation, a general release and non-disparagement provision. We have also agreed to reimburse Mr. Busmire and Mr. de Pinho for the monthly cost of maintaining health benefits for Mr. Busmire and Mr. de Pinho and their respective spouses and eligible dependents as of the date of their termination for a period of 18 months to the extent Mr. Busmire and Mr. de Pinho elect COBRA continuation coverage.

During the years ended June 30, 2015 and 2014, Mr. Schiller borrowed funds from personal acquaintances or their affiliates, certain of whom provide services to us. During the three and six months ended June 30, 2017 certain of those lenders provided services to the Company totaling $0.8 million and $2.3 million, respectively, and during the three and six months ended June 30, 2016 certain of those lenders provided services to the Company totaling $0.4 million and $3.7 million, respectively. During 2014, one of the directors on the Predecessor Board made a personal loan to Mr. Schiller at a time prior to becoming a member of the Predecessor Board but while a managing director at Mount Kellett Capital Management LP, which at the time owned a majority interest in Energy XXI M21K, LLC and 6.3% of EXXI Ltd’s common stock.

Note 12 — Loss per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock, stock options and other common stock equivalents. The following table sets forth the calculation of basic and diluted loss per share (“EPS”) (in thousands, except per share data):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net loss	$(23,643)	$(195,552)	$(88,958)	$(34,776)
Preferred stock dividends	—	352	—	2,730
Net loss attributable to common stockholders	$(23,643)	$(195,904)	$(88,958)	$(37,506)
Weighted average shares outstanding for basic EPS	33,237	97,540	33,234	96,728
Add dilutive securities	—	—	—	—
Weighted average shares outstanding for diluted EPS	33,237	97,540	33,234	96,728
Loss per share
Basic and Diluted	$(0.71)	$(2.01)	$(2.68)	$(0.39)

The Company’s restricted stock units granted to the members of the Board during the three and six months ended June 30, 2017 are treated as outstanding for basic loss per share calculations since these shares are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the three and six months ended June 30, 2017, no earnings was allocated to the participating securities.

For the three and six months ended June 30, 2017 1,732,397 and 1,531,424 common stock equivalents, respectively, and for the three and six months ended June 30, 2016, 7,397,686 and 8,003,998 common stock equivalents, respectively, were excluded from the diluted average shares calculation.

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

On June 17, 2016, the SEC filed a proof of claim against EXXI Ltd asserting a general unsecured claim in the amount of $3.9 million based on alleged violations of the federal securities laws by EXXI Ltd pertaining to the failure to disclose; (i) certain funds borrowed by our former President and CEO John D. Schiller, Jr. from personal acquaintances or their affiliates, certain of which provided EXXI Ltd and certain of its subsidiaries with services, (ii) a personal loan made to Mr. Schiller by one of the directors on the Predecessor Board at a time prior to becoming a member of the Predecessor Board, (iii) Mr. Schiller’s pledge of EXXI Ltd stock to a certain financial institution and (iv) certain perquisites and compensation to Mr. Schiller, including in connection with certain expense reimbursements. The SEC’s claim against EXXI Ltd has been classified as a general unsecured claim to be paid, if at all, its pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan, and, as such, is subject to the Settlement, Release, Injunction, and Related Provisions contained in Article VIII of the Plan, and also is subject to the Confirmation Order. The Debtors anticipate that they will object to the SEC’s claim.

Letters of Credit and Performance Bonds.  As of June 30, 2017, we had $337.9 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico.

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

In April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualified for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of June 30, 2017, approximately $185.8 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to assure our commitment to comply with the terms and conditions of those leases. As of June 30, 2017, we also maintain approximately $152.1 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. As of June 30, 2017, we had $49.7 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors.

To address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April 2015 and thereafter, the Predecessor submitted a long-term financial assurance plan (the “Long-Term Plan”) to the agency. The BOEM agreed to, and executed, the Long-Term Plan on February 25, 2016. The Predecessor submitted a proposed plan amendment on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”). We are currently awaiting the BOEM’s response to the Proposed Plan Amendment. However, since the BOEM’s issuance of the new NTL in July 2016 relating to the need for additional security to satisfy decommissioning obligations, the agency has made two separate announcements to offshore lessees, advising of a six-month extension to the implementation timeline under the NTL (unless there is a substantial risk of nonperformance) for provision of financial assurance for “non-sole

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13 — Commitments and Contingencies  – (continued)

liability” properties (that is, leases, rights-of-way and rights of use and easements with multiple lessees, grant holders and/or assignors), and advising of the temporary withdrawal of orders requiring additional financial assurance for “sole liability” properties (that is, leases, rights-of-way and rights of use and easements with only one lessee or grant holder and no assignors), respectively (collectively, the January 2017 and February 2017 announcements are referred to as the “BOEM Early 2017 Announcements”). The purpose behind those announcements was for the BOEM to further review the complex financial assurance program requirements. Most recently, on May 1, 2017, the Secretary of the Interior issued Order 3350, directing the BOEM to promptly complete a review of the NTL and provide its comments on whether to implement this NTL. In furtherance of this directive, the BOEM announced on June 22, 2017 that it was extending the NTL implementation timeline as reflected in the BOEM Early 2017 Announcements beyond June 30, 2017, except in circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities. BOEM’s review of the NTL consistent with Order 3350 is on-going.

We continue to work with the BOEM in finalizing a process under the Long-Term Plan and the Proposed Plan Amendment for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. The future cost of compliance with our existing supplemental bonding requirements could materially and adversely affect our financial condition, cash flows, and results of operations as we may be required to provide cash collateral to support the issuance of such bonds or other surety. If we are unable to provide additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties.

Drilling Rig Commitments.  As of June 30, 2017, we have approximately $9.6 million committed under three drilling rig contracts. The contracts’ terms range from July 1, 2017 through December 31, 2017.

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At June 30, 2017, our restricted cash primarily related to $25.6 million in cash collateral associated with our bonding requirements and approximately $6 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field which will be transferred to the buyer of our interests in that field.

We and our oil and natural gas joint interest owners are subject to periodic audits of the joint interest accounts for leases in which we participate and/or operate. As a result of these joint interest audits, amounts payable or receivable by us for costs incurred or revenue distributed by the operator or by us on a lease may be adjusted, resulting in adjustments to our net costs or revenues and related cash flows. When they occur, these adjustments are recorded in the current period, which generally is one or more years after the related cost or revenue was incurred or recognized by the joint account. We do not believe any such adjustments will be material.

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

During the six months ended June 30, 2017 and the six month transition period ended December 31, 2016, we did not have any transfers from or to any level within the fair value hierarchy. The following table presents the fair value of our Level 2 financial instruments (in thousands):

	Successor
	Level 2
	As of June 30, 2017	As of December 31, 2016
Assets:
Oil and Natural Gas Derivatives	$11,566	$—
Liabilities:
Oil and Natural Gas Derivatives	$1,096	$—

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 — Fair Value of Financial Instruments  – (continued)

The following table sets forth the outstanding and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	Successor
	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Exit Facility	$73,996	$73,996	$73,996	$73,996
	$73,996	$73,996	$73,996	$73,996

Note 15 — Prepayments and Accrued Liabilities

Prepayments and other current assets and accrued liabilities consist of the following (in thousands):

	Successor
	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets
Advances to joint interest partners	$1,424	$650
Insurance	8,348	9,600
Inventory	916	470
Royalty deposit	1,401	1,273
Prepaid professional fees	—	4,584
Prepaid ONRR annual inspection fees	2,251	—
Prepaid software license fees	1,351	—
Other	1,485	9,380
Total prepaid expenses and other current assets	$17,176	$25,957
Accrued liabilities
Advances from joint interest partners	374	374
Employee benefits and payroll	5,418	4,491
Interest payable	220	233
Undistributed oil and gas proceeds	13,375	22,715
Severance taxes payable	827	628
Restructuring expenses	—	25,712
East Bay field restricted cash payable	6,050	6,036
General and administrative and legal expenses payable	6,170	3,456
Other	2,083	15
Total accrued liabilities	$34,517	$63,660

Note 16 — Subsequent Events

In August 2017, we entered into fixed price swap contracts benchmarked to NYMEX-WTI, to hedge 2,000 BPD of our crude oil production for the period from January 2018 to December 2018 with an average fixed price of $49.52.

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

Recent Developments

NASDAQ Listing

On February 1, 2017, the Company filed a Current Report on Form 8-K12G3 as its initial report of the Company to the SEC and as notice that the Company is the successor issuer to EXXI Ltd under Rule 12g-3 under the Exchange Act. On February 24, 2017 the Company filed a registration statement on Form 8-A, pursuant to which its common stock is deemed to be registered under Section 12(b) of the Exchange Act. At the opening of business on February 28, 2017, our common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI”.

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

Upon the Board’s appointment of Mr. Brooks as CEO and President, Mr. Reddin ceased serving in those two interim roles. Under the terms of Mr. Reddin’s employment agreement relating to those two interim roles, Mr. Reddin served as an employee (but not as CEO or President) until May 17, 2017, which was the 30th day after Mr. Brooks’ appointment. Mr. Swent served as the Lead Independent Director until May 17, 2017.

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

Additionally, on February 2, 2017, Bruce W. Busmire and Antonio de Pinho resigned as Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), respectively. As a result, on February 2, 2017, the Board appointed Scott M. Heck as the Company’s new COO to succeed Mr. de Pinho and appointed Hugh A. Menown, the Company’s current Executive Vice President and Chief Accounting Officer, as the Company’s CFO on an interim basis to succeed Mr. Busmire.

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

Strategic Plan

On March 20, 2017 the Company announced that it had retained Morgan Stanley & Co. LLC to assist the Board and senior management team with the evaluation, development and implementation of a strategic plan, including a stand-alone financial plan and select strategic alternatives. We continue to work on our long-term strategic plan and are evaluating a variety of alternatives with our financial advisors.

March 31, 2017 Reserves and Impairment

The Company engaged Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”) to prepare estimates of our proved reserves as of March 31, 2017. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017. The first NSAI report was delivered by us on May 23, 2017. The estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of March 31, 2017 utilizing SEC 12-month average pricing of $47.62 per barrel of oil and $2.73 per MMBTU, before differentials were 109.4 MMBOE of which 80% were oil, 2% were natural gas liquids and 18% were natural gas and 71% were classified as proved developed reserves with a PV-10 value (the net present value, determined using a discount rate of 10% per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) of $108.4 million resulting in a decrease in proved reserves and PV-10 value of 12.5 MMBOE and $27 million, respectively as of March 31, 2017 compared to the estimated proved reserves and PV-10 value of 121.9 MMBOE and $135.4 million, respectively, prepared by our internal reservoir engineers as of December 31, 2016. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. As a result of these changes, as of March 31, 2017, we incurred an impairment of our oil and natural gas properties of $44.1 million.

Fiscal 2017 Plans

For the remainder of fiscal year 2017, the Company intends to focus on:

•	Operating safely, efficiently and effectively to deliver predictable and repeatable results through;
º	Enhancing base production;
º	Low-cost, low-risk projects;
º	Continuing driving down costs through facility de-bottlenecking and gas-lift optimization; and
º	Drilling development wells and well recompletions from existing platforms;
•	Optimizing operations by minimizing lease operating expenses and aligning our general and administrative expenses with our needs;
•	Limiting risk exposure through use of derivative transactions;
•	Proactively managing our plugging and abandonment responsibilities; and
•	Working with our financial advisors to evaluate strategic alternatives.

Operational Update

The Company implemented additional work force reductions to lower its overhead costs and better align its staffing with its current expected operational plans. Total headcount was reduced by approximately 18% which resulted in severance and separation expenses of approximately $2.5 million during the three months ended June 30, 2017. The Company expects to realize a total of approximately $8 million to $8.5 million of annualized general and administrative and lease operating expense savings from this reduction.

The first well in our 2017 development program, the West Delta 30 L-14 ST2 High Tide well was spud on June 7, 2017. This well was drilled to a total vertical depth of 8,500 feet. We expect to complete this well in the third quarter of fiscal 2017. The Company operates and has a 100% working interest in this well.

In July 2017, we spud our second well, the West Delta 31 L-19 ST1 Kingstream. However, the Company has ceased drilling operations due to unexpected drilling difficulties. The Company has temporarily abandoned the wellbore, but is evaluating future plans to potentially re-drill the well from a different location to avoid the area that is causing the drilling challenges. The Company operates and has a 100% working interest in this well. Our current fiscal 2017 development plan is focused on the West Delta area and to drill two wells.

The Company was added to the Russell 3000® Index effective after the US market opened on June 26, 2017. We believe that addition to the Russell 3000® Index will provide greater awareness among institutional investors, while providing additional liquidity to our shares.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during 2015 and the decline continued with lower prices into 2016. Although oil prices briefly rebounded to average above $50.00 per barrel in April 2017, there is still significant volatility in commodity prices and the prices have declined to an average of $46.68 in July 2017. These prices are significantly lower than the industry has experienced in recent years. Further declines in oil and natural gas prices may adversely affect our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce due to natural declines and limited activity in the fields. If the prices of oil and natural gas continue to be at lower levels or further decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Reduced Capital Spending.   With the continued market instability from July 2014 through the first half of 2017, numerous exploration and production (“E&P”) companies have been forced to stop drilling new wells — the core of an E&P company’s business — and cut capital expenditures, as it is not economically feasible to undertake capital intensive projects. For fiscal year 2017, the Company’s revised capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $125 million to $155 million total, of which plugging and abandonment costs are expected to be in the range of $50 million to $70 million.

Reserve Quantities.   A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio. At March 31, 2017, our total proved reserves were 109.4 MMBOE. The unweighted arithmetic average of first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period used to determine our reserves as of March 31, 2017 was $46.32 per barrel of oil, $23.58 per barrel of NGLs and $2.57 per MCF of natural gas.

Ceiling Test Write-down.   For the three months ended June 30, 2017, we reduced the impairment of our oil and natural gas properties by $0.8 million to reflect the correction of an immaterial error in certain asset retirement obligations included in the first quarter 2017 impairment calculation; however, as a result of the decrease in proved reserves and PV-10 value relative to the estimated reserves prepared by our internal reservoir engineers as of December 31, 2016, our ceiling test computation as of March 31, 2017 resulted in an impairment of our oil and natural gas properties of $44.1 million. Further ceiling test write-downs will be required if oil and natural gas prices decline, unevaluated property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.

Service Costs Fluctuations.   Due to the depressed commodity price environment, there has been a significant and continuing reduction in rig rates and drilling costs, which has allowed us to spend less capital on drilling our development wells. However, the cost to hire an experienced drilling crew and source critical oil-field supplies may increase if the price of oil increases.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.   As of June 30, 2017, we had $337.9 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) in April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of June 30, 2017, approximately $185.8 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to assure our commitment to comply with the terms and conditions of those leases. As of June 30, 2017, we also maintain approximately $152.1 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. As of June 30, 2017, we had $49.7 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors. We continue to work with the BOEM in finalizing a process under the long-term financial assurance plan (the “Long-Term Plan”) and the proposed plan amendment submitted on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”) for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. If we are unable to provide additional required bonds as requested, the Bureau of Safety and Environmental Enforcement (“BSEE”) or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Operational Information

	Successor			Predecessor
	Quarter Ended		On December 31, 2016	Quarter Ended
Operating Highlights	June 30, 2017	March 31, 2017		December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$118,180	$133,621	$—	$132,308	$122,732	$130,083
Natural gas liquids sales	2,370	2,227	—	1,389	2,144	2,996
Natural gas sales	13,753	18,368	—	19,368	17,735	14,725
Gain on derivative financial instruments	9,412	3,698	—	—	—	—
Total revenues	143,715	157,914	—	153,065	142,611	147,804
Percentage of oil revenues prior to gain on derivative financial instruments	88%	87%	—	86%	86%	88%
Operating expenses
Lease operating expense
Insurance expense	7,101	6,250	—	6,287	6,309	8,269
Workover and maintenance	13,370	10,005	—	11,705	11,010	17,471
Direct lease operating expense	64,865	58,902	—	53,845	47,851	51,063
Total lease operating expense	85,336	75,157	—	71,837	65,170	76,803
Production taxes	482	239	—	268	214	155
Gathering and transportation	13,172	21,716	—	8,541	17,699	14,260
Depreciation, depletion and amortization	38,661	42,006	—	29,053	31,573	40,078
Accretion of asset retirement obligations	10,050	12,397	—	19,536	19,437	18,905
Impairment of oil and natural gas properties	(848)	44,054	406,275	—	86,820	142,640
General and administrative	20,716	21,604	—	12,122	15,435	23,174
Reorganization items	(3,773)	2,244	—	—	—	—
Total operating expenses	163,796	219,417	406,275	141,357	236,348	316,015
Operating (loss) income	$(20,081)	$(61,503)	$(406,275)	$11,708	$(93,737)	$(168,211)
Sales volumes per day
Oil (MBbls)	26.8	29.1	—	29.6	30.0	31.4
Natural gas liquids (MBbls)	1.0	0.9	—	0.5	1.3	1.5
Natural gas (MMcf)	48.9	65.9	—	73.8	72.8	86.5
Total (MBOE)	35.9	41.0	—	42.5	43.4	47.3
Percent of sales volumes from oil	75%	71%	—	70%	69%	66%

	Successor			Predecessor
	Quarter Ended		On December 31, 2016	Quarter Ended
Operating Highlights	June 30, 2017	March 31, 2017		December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands, except per unit amounts)
Average sales price
Oil per Bbl	$48.45	$51.04	$—	$48.54	$44.52	$45.55
Natural gas liquid per Bbl	27.37	27.52		28.50	18.12	21.55
Natural gas per Mcf	3.09	3.10	—	2.85	2.65	1.87
Gain on derivative financial instruments per Bbl	2.88	1.00	—	—	—	—
Total revenues per BOE	43.99	42.83	—	39.19	35.73	34.32
Operating expenses per BOE
Lease operating expense
Insurance expense	2.17	1.70	—	1.61	1.58	1.92
Workover and maintenance	4.09	2.71	—	3.00	2.76	4.06
Direct lease operating expense	19.85	15.98	—	13.79	11.99	11.86
Total lease operating expense per BOE	26.11	20.39	—	18.40	16.33	17.84
Production taxes	0.15	0.06	—	0.07	0.05	0.04
Gathering and transportation	4.03	5.89	—	2.19	4.43	3.31
Depreciation, depletion and amortization	11.83	11.39	—	7.44	7.91	9.31
Accretion of asset retirement obligations	3.08	3.36	—	5.00	4.87	4.39
Impairment of oil and natural gas properties	(0.26)	11.95	—	—	21.75	33.12
General and administrative	6.34	5.86	—	3.10	3.87	5.38
Reorganization items	(1.15)	0.61	—	—	—	—
Total operating expenses per BOE	50.13	59.51	—	36.20	59.21	73.39
Operating (loss) income per BOE	$(6.14)	$(16.68)	$—	$2.99	$(23.48)	$(39.07)

Results of Operations

The three and the six months ended June 30, 2017 (Successor Company) and the three and the six months ended June 30, 2016 (Predecessor Company) are distinct reporting periods as a result of our application of fresh-start accounting upon our emergence from Chapter 11 on December 30, 2016 and may not be comparable to one another or to prior periods.

Three Months Ended June 30, 2017 and Three Months Ended June 30, 2016

Our consolidated net loss attributable to common stockholders for the three months ended June 30, 2017 was $23.6 million or $0.71 diluted loss per common share (“per share”). Net loss for the three months ended June 30, 2017 was primarily due to lower oil and natural gas sales volumes.

Our consolidated net loss attributable to common stockholders for the three months ended June 30, 2016 was $195.9 million or $2.01 diluted loss per share. Net loss for the three months ended June 30, 2016 was primarily due to the impairment of oil and natural gas properties and incurring reorganization expenses.

Revenues

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(In thousands)
Oil	$118,180	$130,083
Natural gas liquids	2,370	2,996
Natural gas	13,753	14,725
Gain on derivative financial instruments	9,412	—
Total Revenues	$143,715	$147,804

Our consolidated revenues were $143.7 million and $147.8 million during the three months ended June 30, 2017 and 2016, respectively. The decrease in revenues was primarily due to lower oil, natural gas liquids and natural gas sales volumes, partially offset by higher realized prices for oil, natural gas liquids and natural gas sales and gain on derivative financial instruments. Revenue related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Price
Oil sales prices (per Bbl)	$48.45	$45.55
Natural gas liquids sales prices (per Bbl)	27.37	21.55
Natural gas sales prices (per Mcf)	3.09	1.87
Gain on derivative financial instruments (per Bbl)	2.88	—
Volume
Oil sales volumes (MBbls)	2,439	2,856
Natural gas liquids volumes (MBbls)	87	139
Natural gas sales volumes (MMcf)	4,448	7,875
BOE sales volumes (MBOE)	3,267	4,307
Percent of BOE from oil	75%	66%

Price

Commodity prices are one of the key drivers of our earnings and net operating cash flow. For the three months ended June 30, 2017, our realized oil price was $48.45 per Bbl, $27.37 per Bbl for natural gas liquids, $3.09 per Mcf for natural gas and $2.88 per Bbl gain on derivative financial instruments. For the three months ended June 30, 2016, our realized oil price was $45.55 per Bbl, $21.55 per Bbl for natural gas liquids and $1.87 per Mcf for natural gas. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. For the three months ended June 30, 2017 our oil sales volumes were 26.8 MBbls per day, natural gas liquids sales volumes were 1 MBbls per day and the natural gas sales volumes were 48.9 MMcf per day. For the three months ended June 30, 2016 our oil sales volumes were 31.4 MBbls per day, natural gas liquids sales volumes were

1.5 MBbls per day and the natural gas sales volumes were 86.5 MMcf per day. Sales volumes decreased because of natural well production declines, reduced drilling activity resulting in less new production, and increased downtime due to shutdown of third party pipelines for repairs and maintenance.

Costs and Expenses and Other (Income) Expense

	Successor		Predecessor
	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Total	Per BOE	Total	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$7,101	$2.17	$8,269	$1.92
Workover and maintenance	13,370	4.09	17,471	4.06
Direct lease operating expense	64,865	19.85	51,063	11.86
Total lease operating expense	85,336	26.11	76,803	17.84
Production taxes	482	0.15	155	0.04
Gathering and transportation	13,172	4.03	14,260	3.31
Depreciation, depletion and amortization	38,661	11.83	40,078	9.31
Accretion of asset retirement obligations	10,050	3.08	18,905	4.39
Impairment of oil and natural gas properties	(848)	(0.26)	142,640	33.12
General and administrative	20,716	6.34	23,174	5.38
Reorganization items	(3,773)	(1.15)	—	—
Total costs and expenses	$163,796	$50.13	$316,015	$73.39
Other (income) expense
Other income, net	(80)	(0.02)	(160)	(0.04)
Interest expense	3,642	1.11	13,438	3.12
Total other expense, net	$3,562	$1.09	$13,278	$3.08

Lease operating expenses on a per BOE basis were $26.11 and $17.84 for the three months ended June 30, 2017 and 2016, respectively. The total lease operating expense increased primarily due to increased well activity and return to normal operating margins charged by our vendors. Lease operating expense per BOE increased by $8.27 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were $4.03 and $3.31 for the three months ended June 30, 2017 and 2016, respectively. Gathering and transportation expense per BOE increased primarily due to lower production volumes.

Depreciation, depletion and amortization (“DD&A”) expense on a per BOE basis was $11.83 and $9.31 for the three months ended June 30, 2017 and 2016, respectively. The DD&A expense recorded for the three months ended June 30, 2017 is not comparable to other periods due to the measurement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis was $3.08 and $4.39 for the three months ended June 30, 2017 and 2016, respectively. The accretion expense recorded for the three months ended June 30, 2017 is not comparable to other periods due to the measurement of asset retirement obligations at their fair value upon emergence from bankruptcy.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs) to our net capitalized costs of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. For the three months ended June 30, 2017, we reduced the impairment of our oil and natural gas properties by $0.8 million to reflect the correction of an immaterial error in certain asset retirement obligations included in the first quarter 2017 impairment calculation. For the three months ended June 30, 2016, the ceiling test computation resulted in impairment of the Predecessor’s oil and natural gas properties of $142.6 million, primarily related to declining prices.

General and administrative expenses on a per BOE basis were $6.34 and $5.38 for the three months ended June 30, 2017 and 2016, respectively. The decrease in total general and administrative expense was primarily due to lower employee salary costs, legal expenses, rent expense and restructuring costs, partially offset by higher stock-based compensation and increase in severance and separation costs of approximately $2.5 million. General and administrative expense per BOE increased due to lower production volumes.

During the three months ended June 30, 2017, the credit of $3.8 million to the reorganization items reflects the correction of immaterial errors to the fresh start accounting opening balance sheet related to asset retirement obligations and other property, plant and equipment. These errors were not deemed material with respect to the prior year, the three months ended June 30, 2017 or the anticipated results for the fiscal year 2017.

Interest expense on a per BOE basis was $1.11 and $3.12 for the three months ended June 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the elimination of interest on all of the Predecessor’s prepetition notes which were cancelled on the Emergence Date other than the 4.14% promissory note of $5.5 million.

Income Tax Expense

We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; accordingly, our net increase in valuation allowance for the three months ended June 30, 2017 was $6 million. We recorded no income tax expense for the three months ended June 30, 2016 primarily due to the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets.

Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

Our consolidated net loss attributable to common stockholders for the six months ended June 30, 2017 was $89.0 million or $2.68 diluted loss per share. Net loss for the six months ended June 30, 2017 was primarily due to the impairment of oil and natural gas properties and lower oil and natural gas sales volumes.

Our consolidated net loss attributable to common stockholders for the six months ended June 30, 2016 was $37.5 million or $0.39 diluted loss per share. Net loss for the six months ended June 30, 2016 was primarily due to the impairment of oil and natural gas properties, higher interest expense and reorganization costs, partially offset by the gain on early extinguishment of debt.

Revenues

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(In thousands)
Oil	$251,801	$222,275
Natural gas liquids	4,597	5,885
Natural gas	32,121	29,155
Gain on derivative financial instruments	13,110	6,774
Total Revenues	$301,629	$264,089

Our consolidated revenues were $301.6 million and $264.1 million during the six months ended June 30, 2017 and 2016, respectively. The increase in revenues was primarily due to higher realized prices for oil, natural gas liquids and natural gas sales and higher gain on derivative financial instruments, partially offset by lower oil, natural gas liquids and natural gas sales volumes. Revenue related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Price Variance
Crude oil sales prices (per Bbl)	$49.79	$38.00
Natural gas liquids sales prices (per Bbl)	27.44	17.83
Natural gas sales prices (per Mcf)	3.10	1.87
Gain on derivative financial instruments (per Bbl)	1.89	0.77
Volume Variance
Crude oil sales volumes (MBbls)	5,057	5,849
Natural gas liquids volumes (MBbls)	168	330
Natural gas sales volumes (MMcf)	10,375	15,588
BOE sales volumes (MBOE)	6,954	8,777
Percent of BOE from crude oil	73%	67%

Price

For the six months ended June 30, 2017, our realized oil price was $49.79 per Bbl, $27.44 per Bbl for natural gas liquids, $3.10 per Mcf for natural gas and $1.89 per Bbl gain on derivative financial instruments. For the six months ended June 30, 2016, our realized oil price was $38.00 per Bbl, $17.83 per Bbl for natural gas liquids, $1.87 per Mcf for natural gas and $0.77 per Bbl gain on derivative financial instruments. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

For the six months ended June 30, 2017 our oil sales volumes were 27.9 MBbls per day, natural gas liquids sales volumes were 0.9 MBbls per day and the natural gas sales volumes were 57.3 MMcf per day. For the six months ended June 30, 2016 our oil sales volumes were 32.1 MBbls per day, natural gas liquids sales volumes were 1.8 MBbls per day and the natural gas sales volumes were 85.7 MMcf per day. Sales volumes decreased because of natural well production declines, reduced drilling activity resulting in less new production, and increased downtime due to shutdown of third party pipelines for repairs and maintenance.

Costs and Expenses and Other (Income) Expense

	Successor		Predecessor
	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$13,351	$1.92	$16,581	$1.89
Workover and maintenance	23,375	3.36	29,576	3.37
Direct lease operating expense	123,767	17.80	108,266	12.34
Total lease operating expense	160,493	23.08	154,423	17.60
Production taxes	721	0.10	376	0.04
Gathering and transportation	34,888	5.02	32,839	3.74
DD&A	80,667	11.60	93,925	10.70
Accretion of asset retirement obligations	22,447	3.23	33,962	3.87
Impairment of oil and natural gas properties	43,206	6.21	483,109	55.04
General and administrative	42,320	6.09	51,532	5.87
Reorganization items	(1,529)	(0.22)	—	—
Total costs and expenses	$383,213	$55.11	$850,166	$96.86
Other (income) expense
Other income, net	(102)	(0.01)	(548)	(0.06)
Gain on early extinguishment of debt	—	—	(777,022)	(88.53)
Interest expense	7,476	1.08	212,206	24.18
Total other (income) expense, net	$7,374	$1.07	$(565,364)	$(64.41)

Lease operating expenses on a per BOE basis were $23.08 and $17.60 for the six months ended June 30, 2017 and 2016, respectively. The total lease operating expense increased primarily due to increased well activity and return to normal operating margins charged by our vendors. Lease operating expense per BOE increased by $5.48 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were $5.02 and $3.74 for the six months ended June 30, 2017 and 2016, respectively. The increase in gathering and transportation expense was primarily due to expenses incurred on pipeline repairs of approximately $2.4 million.

DD&A expense on a per BOE basis was $11.60 and $10.70 for the six months ended June 30, 2017 and 2016, respectively. The DD&A expense recorded for the six months ended June 30, 2017 is not comparable to other periods due to the measurement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis was $3.23 and $3.87 for the six months ended June 30, 2017 and 2016, respectively. The accretion expense recorded for the six months ended June 30, 2017 is not comparable to other periods due to the measurement of asset retirement obligations at their fair value upon emergence from bankruptcy.

For the six months ended June 30, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $43.2 million, including a reduction to the impairment of our oil and natural gas properties of $0.8 million to reflect the correction of an immaterial error in certain asset retirement obligations included in the first quarter 2017 impairment calculation. The impairment was due to the difference in SEC proved reserves and the related PV-10 value as of March 31, 2017 prepared by NSAI compared with SEC reserves and PV-10 value as of December 31, 2016 that were prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. For the six months ended June 30, 2016, the ceiling test computation resulted in impairment of the Predecessor’s oil and natural gas properties of $483.1 million, primarily related to declining prices.

General and administrative expenses on a per BOE basis were $6.09 and $5.87 for the six months ended June 30, 2017 and 2016, respectively. The decrease in total general and administrative expense was primarily due to lower employee salary costs, legal expenses, rent expense and restructuring costs, partially offset by higher stock-based compensation and increase in severance and separation costs of approximately $7.1 million. General and administrative expense per BOE increased by a minor amount due to lower production volumes.

During the six months ended June 30, 2017, the net credit of $1.5 million to the reorganization items ($3.8 million credit during the three months ended June 30, 2017, offset by additional restructuring costs of approximately $2.2 million incurred during the three months ended March 31, 2017) reflects the correction of immaterial errors to the fresh start accounting opening balance sheet related to asset retirement obligations and other property, plant and equipment. These errors were not deemed material with respect to the prior year, the six months ended June 30, 2017 or the anticipated results for the fiscal year 2017.

During the six months ended June 30, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $266.6 million of 8.25% Senior Notes due 2018 and $471.1 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $2.8 million, plus accrued interest. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. We recorded a gain on the repurchases and conversion totalling approximately $777.0 million, net of associated debt issuance costs, debt discount and certain other expenses.

Interest expense on a per BOE basis was $1.08 and $24.18 for the six months ended June 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the elimination of interest on all of the Predecessor’s prepetition notes which were cancelled on the Emergence Date, other than the 4.14% promissory note of $5.5 million.

Income Tax Expense

We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; accordingly, our net increase in valuation allowance for the six months ended June 30, 2017 was $28 million ($31 million representing the tax effect on our quarterly loss less a $3 million reduction to the valuation allowance balance related to a change in tax attributes as reported by the Predecessor in its tax return filed for the year ended June 30, 2016). We recorded no income tax expense for the six months ended June 30, 2016 primarily due to the forecast book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets.

Liquidity and Capital Resources

We plan to fund our operations for the remainder of our fiscal year 2017 primarily through cash on hand and cash flows from operating activities. Future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Our primary use of cash is to fund capital expenditures used to develop our oil and natural gas properties. As of June 30, 2017 we had approximately $178.9 million of cash on hand and $12.5 million in available borrowing capacity under the Exit Facility, which is only available under specific circumstances.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. For fiscal year 2017, the Company’s revised capital budget, excluding acquisitions but including plugging and abandonment costs is expected to be in the range of $125 million to $155 million total, of which plugging and abandonment costs is expected to be in the range of $50 million to $70 million. The Company believes it has sufficient liquidity as of June 30, 2017, including approximately $178.9 million of cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements for operating and capital expenditures and for principal and interest payments on our outstanding debt. We expect to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of those obligations.

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

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for new or existing bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would reduce our liquidity.

Exit Facility

Pursuant to the Plan, on the Emergence Date, all outstanding obligations under the Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) and the related collateral agreements and the credit agreements governing such obligations were cancelled and, the Company, as Borrower, and the other Reorganized Debtors entered into a secured Exit Facility which matures on December 30, 2019. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility is comprised of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Prepetition Revolving Credit Facility of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the Gulf of Mexico. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by 50% of the $25 million reduction in the letters of credit, or $12.5 million. The remaining 50%, or $12.5 million, of such aggregate reduction is available for borrowing, under specific circumstances, as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected a date for the initial borrowing base determination.

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date or (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter beginning with the quarter ending March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

Further, the Company on March 3, 2017, entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, includes updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. The Company was also required to deliver a December 31 reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. A second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. The Second Amendment amends the requirement for the 2017 third-party reservoir engineer reserve report “as of” date from January 1, 2017 to April 1, 2017. Additionally, the Amendment also revises the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which is calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

As of June 30, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

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

Capital Expenditures

For the six months ended June 30, 2017, our capital expenditures excluding acquisitions but including plugging and abandonment obligations totaled approximately $51.2 million, of which approximately $22.3 million was spent on development of our core properties, approximately $27.5 million was spent on plugging and abandonment obligations and approximately $1.4 million on other assets. For fiscal year 2017, the Company’s revised capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $125 million to $155 million total, of which plugging and abandonment costs are expected to be in the range of $50 million to $70 million. We believe that our capital resources from existing cash balances and anticipated cash flow from operating activities will be adequate to fund anticipated cash requirements for capital expenditures. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict and cannot be determined at this time. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or if our cost-cutting efforts are not adequately balanced, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$37,452	$(76,731)
Net cash used in investing activities	(23,176)	(40,041)
Net cash used in financing activities	(789)	(5,860)
Net increase (decrease) in cash and cash equivalents	$13,487	$(122,632)

Operating Activities

Net cash provided by and used in operating activities for the six months ended June 30, 2017 and 2016 was $37.5 million and $76.7 million, respectively. The cash provided by operating activities for the six months ended June 30, 2017 was primarily due to higher realized commodity prices and lower cash outflows associated with operating assets and liabilities, including cash outflows related to general and administrative expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $23.2 million and $40.0 million, respectively. The decrease in cash used in investing activities was primarily due to the reduction in capital expenditures and insurance recoveries.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $0.8 million and $5.9 million, respectively. During the six months ended June 30, 2017, cash used in financing activities consists primarily of $0.7 million used to repay debt. During the six months ended June 30, 2016, cash used in financing activities consists primarily of $2.9 million used to repay debt, $1.4 million in fees incurred on repurchase of prepetition notes and $1.5 million incurred in debt issuance costs.

Contractual Obligations

Our contractual obligations at June 30, 2017 did not change materially from those disclosed in Item 7 of our 2016 Transition Report, other than as disclosed in Note 5 — Asset Retirement Obligations and Note 13 — Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report.

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

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management that includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2017, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Most of our crude oil production is sold at Heavy Louisiana Sweet. We have historically included contracts indexed to NYMEX-WTI, ICE Brent futures and Argus-LLS futures in our derivative portfolio to closely align and manage our exposure to the associated price risk. In February 2017, we entered into costless collar contracts benchmarked to Argus-LLS, to hedge 10,000 BPD of our crude oil production for the period from March 2017 to December 2017 with a floor price of $52.30 and an average ceiling price of $57.43. In May 2017, we entered into fixed price swap contracts benchmarked to NYMEX-WTI, to hedge 1,500 BPD of our crude oil production for the period from June 2017 to October 2017 and 3,500 BPD of our crude oil production for November 2017 and December 2017 with an average fixed price swap of $51.74. In August 2017, we entered into fixed price swap contracts benchmarked to NYMEX-WTI, to hedge 2,000 BPD of our crude oil production for the period from January 2018 to December 2018 with an average fixed price of $49.52.

With a costless collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. In a fixed price swap contract, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the swap fixed price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the swap fixed price.

As of June 30, 2017, we had the following net open crude oil derivative positions:

				Weighted Average Contract Price
	Type of Contract	Index	Volumes (MBbls)	Swaps	Collars
Remaining Contract Term					Floor	Ceiling
July 2017 – December 2017	Collars	Argus-LLS	1,840	—	$52.30	$57.43
July 2017 – December 2017	Swaps	NYMEX-WTI	398	$51.75	—	—

As of June 30, 2017, our crude oil contracts outstanding were in a net asset position of approximately $10.5 million. A 10% increase in crude oil prices would reduce the fair value by approximately $8.6 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $9.7 million. These fair value changes assume volatility based on prevailing market parameters as of June 30, 2017.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period as well as our derivative strategies and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Exit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. Historically, we have managed our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. Following emergence from bankruptcy, we are no longer liable for interest on our fixed rate indebtedness (other than on our 4.14% Promissory Note and certain capital lease obligations). Therefore, we are exposed to interest rate risk for the indebtedness on which we are paying variable interest, specifically our Exit Facility. As of June 30, 2017, we had approximately $74 million of outstanding floating-rate debt. A 10% change in floating interest rates on period-end floating rate debt balances would change annual interest expense by approximately $45,000. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

.On June 17, 2016, the SEC filed a proof of claim against EXXI Ltd asserting a general unsecured claim in the amount of $3.9 million based on alleged violations of the federal securities laws by EXXI Ltd pertaining to the failure to disclose: (i) certain funds borrowed by our former President and CEO John D. Schiller, Jr. from personal acquaintances or their affiliates, certain of which provided EXXI Ltd and certain of its subsidiaries with services, (ii) a personal loan made to Mr. Schiller by one of the directors on the Predecessor Board at a time prior to becoming a member of the Predecessor Board, (iii) Mr. Schiller’s pledge of EXXI Ltd stock to a certain financial institution and (iv) certain perquisites and compensation to Mr. Schiller, including in connection with certain expense reimbursements. The SEC’s claim against EXXI Ltd has been classified as a general unsecured claim to be paid, if at all, its pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan, and, as such, is subject to the Settlement, Release, Injunction, and Related Provisions contained in Article VIII of the Plan, and also is subject to the Confirmation Order. The Debtors anticipate that they will object to the SEC’s claim.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Under the Exit Facility, the Company may not declare or make a restricted payment, or make any deposit for any restricted payment. Restricted payments include declaration or payment of dividends.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures.

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

ENERGY XXI GULF COAST, INC.

By:	/S/ DOUGLAS E. BROOKS Douglas E. Brooks Duly Authorized Officer and Chief Executive Officer
By:	/S/ HUGH A. MENOWN Hugh A. Menown Duly Authorized Officer and Chief Financial Officer

Date: August 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following
3.1	Second Amended and Restated Certificate of Incorporation of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8-K filed on January 6, 2017.
3.2	Second Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.2 to the Company’s Form 8-K filed on January 6, 2017
3.3	Third Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8-K filed on February 7, 2017
10.1	Second Amendment and Waiver to First Lien Exit Credit Agreement, dated as of April 24, 2017.	10.2 to the Company’s Form 10-Q filed on May 22, 2017
10.2†	Employment Agreement by and between Energy XXI Gulf Coast, Inc. and Douglas E. Brooks, dated as of April 17, 2017.	10.1 to the Company’s Form 8-K filed on April 18, 2017
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.