Form 10-Q
period 2017-09-30
Energy XXI Gulf Coast, Inc.
filed 2017-11-14
CIK 1404973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001‑38019

ENERGY XXI GULF COAST, INC.

(Exact name of registrant as specified in its charter)

Delaware	20‑4278595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1021 Main, Suite 2626
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 351-3000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐    No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑    No ☐

As of November 2, 2017, there were 33,221,427 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

As used throughout this quarterly report on Form 10‑Q for the quarter ended September 30, 2017 (this “Quarterly Report”), references to “Reorganized EGC,” the “Company,” “we,” “our,” “Successor,” “Successor Company” or similar terms when used in reference to the period subsequent to the emergence from the bankruptcy refer to Reorganized EGC, the new parent entity and successor issuer of EXXI Ltd pursuant to Rule 12g‑3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Quarterly Report to “EXXI Ltd,” “we,” “our,” “Predecessor,” “Predecessor Company” or similar terms when used in reference to the periods prior to the emergence from the bankruptcy refer to EXXI Ltd, the predecessor and former parent entity that was dissolved upon the completion of the Bermuda Proceeding (as defined below). References in this Quarterly Report to “EGC” refer to EGC in the periods prior to the emergence from the bankruptcy during which it was the indirect wholly-owned operating subsidiary of EXXI Ltd.

Below is a list of additional terms relating to the bankruptcy as used throughout this Quarterly Report:

Bankruptcy Code means title 11 of the United States Code, as amended and in effect during the pendency of the Chapter 11 Cases.

Bankruptcy Court means the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

Bankruptcy Petitions means the Debtors’ voluntary petitions for reorganization in the Bankruptcy Court seeking relief under the provisions of Chapter 11 under the caption In re Energy XXI Ltd, et al., Case No. 16‑31928.

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

Field is an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. For a complete definition of a field, refer to Rule 4‑10(a)(8) of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”).

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

Pipeline facility fee is the straight line lease expense attributable to certain real and personal property constituting a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities at Grand Isle, Louisiana (“GIGS”).

Plugging and abandonment refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from a stratum will not escape into another or to the surface. Regulations of many states and the federal government require the plugging of abandoned wells.

Production costs are costs incurred to operate and maintain our wells and related equipment and facilities. For a complete definition of production costs, please refer to Rule 4‑10(a)(20) of Regulation S-X as promulgated by the SEC.

Productive well is an exploratory, development or extension well that is not a dry well.

Proved area refers to the part of a property to which proved reserves have been specifically attributed.

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. For a complete definition of proved reserves, refer to Rule 4‑10(a)(22) of Regulation S-X as promulgated by the SEC.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4‑10(a)(6) of Regulation S-X as promulgated by the SEC.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of proved undeveloped oil and gas reserves, refer to Rule 4‑10(a)(314) of Regulation S-X as promulgated by the SEC.

Reservoir refers to a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Seismic is an exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape and depth of subsurface rock formations. 2‑D seismic provides two-dimensional information and 3‑D seismic provides three-dimensional pictures.

Unevaluated properties refers to properties for which a determination has not been made as to whether the property contains  proved reserves.

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
•

the effects of the departure of our senior leaders and the hiring of a new Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) on our employees, suppliers, regulators and business counterparties;

•	our ability to comply with covenants under the three-year secured credit facility (the “Exit Facility”) entered into by the Company as the borrower and the other Reorganized Debtors;
•	changes in our business strategy;
•	sustained or further declines in the prices we receive for our oil and natural gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	uncertainties in estimating our oil and natural gas reserves and net present values of those reserves;
•	our future financial condition, results of operations, revenues, expenses and cash flows;
•	our current or future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•

our ability to maintain sufficient liquidity and/or obtain adequate additional financing necessary to fund our operations, capital expenditures and to execute our business plan, develop our proved undeveloped reserves within five years and to meet our other obligations;

•

our ability to post collateral for current or future bonds or comply with any new regulations or Notices to Lessees and Operators (“NTLs”) imposed by the Bureau of Ocean Energy Management (the “BOEM”);

•	economic slowdowns that can adversely affect consumption of oil and natural gas by businesses and consumers;
•

the need to take ceiling test impairments due to lower commodity prices using SEC methodology, under which, commodity prices are computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period;

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, “Item 1A. Risk Factors” in our transition report on Form 10‑K for the six month transition period ended December 31, 2016 (the “2016 Transition Report”); (2) Part II, “Item 1A. Risk Factors” in this Quarterly Report; (3) our reports and registration statements filed from time to time with the SEC; and (4) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1.   Unaudited Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

	Successor
	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$173,364	$165,368
Accounts receivable
Oil and natural gas sales	49,200	68,143
Joint interest billings, net	3,249	5,600
Other	17,762	17,944
Prepaid expenses and other current assets	16,096	25,957
Restricted cash	6,378	32,337
Total Current Assets	266,049	315,349
Property and Equipment
Oil and natural gas properties, net - full cost method of accounting, including $219.1 million and $376.1 million of unevaluated properties not being amortized at September 30, 2017 and December 31, 2016, respectively	869,810	1,097,479
Other property and equipment, net	13,860	18,807
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	883,670	1,116,286
Other Assets
Restricted cash	25,675	25,583
Other assets	26,840	28,244
Total Other Assets	52,515	53,827
Total Assets	$1,202,234	$1,485,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$86,691	$101,117
Accrued liabilities	38,652	63,660
Asset retirement obligations	64,066	56,601
Derivative financial instruments	3,302	-
Current maturities of long-term debt	23	4,268
Total Current Liabilities	192,734	225,646
Long-term debt, less current maturities	73,946	74,229
Asset retirement obligations	556,301	696,763
Derivative financial instruments	574	-
Other liabilities	18,134	14,481
Total Liabilities	841,689	1,011,119
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized and 33,221,427 and 33,211,594 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	332	332
Additional paid-in capital	887,026	880,286
Accumulated deficit	(526,813)	(406,275)
Total Stockholders’ Equity	360,545	474,343
Total Liabilities and Stockholders’ Equity	$1,202,234	$1,485,462

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share information)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenues
Oil sales	$114,991	$122,732	$366,792	$345,007
Natural gas liquids sales	2,209	2,144	6,806	8,029
Natural gas sales	12,261	17,735	44,382	46,890
(Loss) gain on derivative financial instruments	(12,466)	-	644	6,774
Total Revenues	116,995	142,611	418,624	406,700
Costs and Expenses
Lease operating	77,822	65,170	238,315	219,593
Production taxes	471	214	1,192	590
Gathering and transportation	(2,441)	7,534	11,459	20,043
Pipeline facility fee	10,495	10,165	31,483	30,495
Depreciation, depletion and amortization	36,066	31,573	116,733	125,498
Accretion of asset retirement obligations	9,892	19,437	32,339	53,399
Impairment of oil and natural gas properties	(2,357)	86,820	40,849	569,929
General and administrative expense	15,026	15,435	57,346	66,967
Reorganization items	-	-	(1,529)	-
Total Costs and Expenses	144,974	236,348	528,187	1,086,514
Operating Loss	(27,979)	(93,737)	(109,563)	(679,814)

Other (Expense) Income
Other income, net	52	62	154	610
Gain on early extinguishment of debt	-	-	-	777,022
Interest expense	(3,653)	(4,838)	(11,129)	(217,044)
Total Other (Expense) Income , net	(3,601)	(4,776)	(10,975)	560,588
Loss Before Reorganization Items and Income Taxes	(31,580)	(98,513)	(120,538)	(119,226)
Reorganization items	-	(32,633)	-	(46,834)
Loss Before Income Taxes	(31,580)	(131,146)	(120,538)	(166,060)
Income Tax Benefit	-	-	-	(138)
Net Loss	(31,580)	(131,146)	(120,538)	(165,922)
Preferred Stock Dividends	-	-	-	2,730
Net Loss Attributable to Common Stockholders	$(31,580)	$(131,146)	$(120,538)	$(168,652)
Loss per Share
Basic and Diluted	$(0.95)	$(1.34)	$(3.63)	$(1.74)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,241	97,824	33,236	97,096

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(120,538)	$(165,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	116,733	125,498
Impairment of oil and natural gas properties	40,849	569,929
Gain on early extinguishment of debt	-	(777,022)
Change in fair value of derivative financial instruments	3,876	61,325
Accretion of asset retirement obligations	32,339	53,399
Amortization and write off of debt issuance costs and other	11	128,232
Deferred rent	5,961	6,262
Provision for loss on accounts receivable	300	3,200
Reorganization items	(3,886)	-
Stock-based compensation	6,741	458
Changes in operating assets and liabilities
Accounts receivable	21,176	(22,119)
Prepaid expenses and other assets	11,803	(12,903)
Restricted cash	25,868	-
Settlement of asset retirement obligations	(39,784)	(41,507)
Accounts payable, accrued liabilities and other	(47,585)	14,590
Net Cash Provided by (Used in) Operating Activities	53,864	(56,580)
Cash Flows from Investing Activities
Capital expenditures	(43,027)	(43,782)
Insurance payments received	41	3,872
Transfer to restricted cash	-	(8,829)
Proceeds from the sale of other property and equipment	1,326	1,070
Other	-	(31)
Net Cash Used in Investing Activities	(41,660)	(47,700)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	-	22
Payments on long-term debt	(4,147)	(2,880)
Fees related to debt extinguishment	-	(1,446)
Debt issuance costs	(61)	(1,568)
Other	-	(25)
Net Cash Used in Financing Activities	(4,208)	(5,897)
Net Increase (Decrease) in Cash and Cash Equivalents	7,996	(110,177)
Cash and Cash Equivalents, beginning of period	165,368	325,890
Cash and Cash Equivalents, end of period	$173,364	$215,713

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation and Reporting. The accompanying consolidated financial statements on September 30, 2017 include the accounts of Reorganized EGC and its wholly-owned subsidiaries and for the prior periods, the accompanying consolidated financial statements include the accounts of EXXI Ltd and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Predecessor’s consolidated financial statements for the prior periods include certain reclassifications, including a $3.6 million and $12.3 million reclassification from lease operating expenses to gathering and transportation expenses and a $10.2 million and $30.5 million reclassification from gathering and transportation expenses to pipeline facility fee expense for the three and nine months ended September 30, 2016, respectively, to conform to the current presentation. Those reclassifications did not have any impact on the Predecessor’s previously reported consolidated result of operations or cash flows.

For periods subsequent to filing the Bankruptcy Petitions, we have prepared the Predecessor’s consolidated financial statements in accordance with ASC 852.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Correction of Immaterial Errors. Our unaudited consolidated financial statements include certain adjustments that pertain to prior periods. For the three months ended September 30, 2017, impairment of oil and natural gas properties includes a non-cash credit of $2.4 million related to the utilization of incorrect capitalized asset retirement costs within the first quarter 2017 full cost ceiling test computation and oil sales includes $2.0 million of additional revenue relating to prior periods.  Additionally, the nine months ended September 30, 2017 includes non-cash credit adjustments to reorganization items of $3.8 million to adjust the fresh start accounting opening balance sheet related to asset retirement obligations and other property, plant and equipment, a credit adjustment to oil sales of $1.6 million for additional revenue related to 2016, and non-cash adjustments of $0.7 million for other immaterial errors.  The amounts are not deemed material with respect to the prior year, the previous quarters in 2017, or the anticipated results for fiscal year 2017.

Fresh-start Accounting. Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, Reorganized EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items in the 2016 Transition Report. Accordingly, Reorganized EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented for the three and nine months ended September 30, 2017 and comparable prior periods. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. The Predecessor’s proved reserves quantities of 86.6 MMBOE as of June 30, 2016 were estimated and compiled by its internal reservoir engineers and audited by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). As of December 31, 2016, proved reserves quantities of 121.9 MMBOE were independently estimated and compiled by our internal reservoir engineers. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017 and we engaged NSAI to provide that report.  The first NSAI report was delivered by us on May 23, 2017, and NSAI estimated our proved reserves quantities of 109.4 MMBOE as of March 31, 2017 in accordance with the guidelines established by the SEC. Other items subject to estimates and assumptions include fair value estimates used in fresh start accounting; accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; asset retirement obligations; deferred income taxes; valuation of derivative financial instruments; reorganization items and liabilities subject to compromise, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Interim Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2016 Transition Report.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), as a new Accounting Standards Codification (ASC) Topic, ASC 606. ASU 2014‑09 is effective for us beginning in the first quarter of 2018. In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC guidance in the related ASC, including guidance related to the use of the "entitlements" method of revenue recognition used by EGC.  We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018. Based on our assessment to date of revenue contracts with customers against the requirements of the standard, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016‑02, Leases  (“ASU 2016‑02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. The guidance in this ASU supersedes Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In the normal course of business, we enter into capital and operating lease agreements to support our operations. We are in the initial stages of evaluating the provisions of ASU 2016‑02 to determine the quantitative effects it will have on our consolidated financial statements and related disclosures. We believe the adoption and implementation of this ASU could have a material impact on our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities.

In March 2016, the FASB issued ASU No. 2016‑09 (“ASU 2016‑09”), Compensation - Stock Compensation, to reduce complexity and enhance several aspects of accounting and disclosure for share-based payment transactions, including the accounting for income taxes, award forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016‑09 was effective for annual and interim periods beginning after December 15, 2016, with earlier application permitted. Our adoption of ASU 2016‑09 on January 1, 2017 had no effect on our consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016‑13, Credit Losses, Measurement of Credit Losses on Financial Instruments (“ASU 2016‑13”). ASU 2016‑13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We have not yet determined the effect of this standard on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”). The new guidance in ASU 2016‑15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. We do not expect the adoption of ASU 2016‑15 will have a material impact on our statement of cash flows and related disclosures.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016‑18). ASU 2016‑18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not expect the adoption of ASU 2016‑18 will have a material impact on our statement of cash flows and related disclosures.

Note 3 – Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor
	As of September 30,	As of December 31,
	2017	2016
Oil and natural gas properties - full cost method of accounting
Proved properties	$1,207,737	$1,127,616
Less: accumulated depreciation, depletion, amortization and impairment	(557,033)	(406,275)
Proved properties, net	650,704	721,341
Unevaluated properties	219,106	376,138
Oil and natural gas properties, net	869,810	1,097,479
Other property and equipment	17,998	18,807
Less: accumulated depreciation and impairment	(4,138)	-
Other property and equipment, net	13,860	18,807
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$883,670	$1,116,286

Under the full cost method of accounting, at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net capitalized costs of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.”  If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows.  For the nine months ended September 30, 2017, our ceiling test computations resulted in cumulative impairments of our oil and natural gas properties of $40.8  million, which are primarily the result of a $44.1 million ceiling impairment recorded during the first quarter of 2017.  During the first quarter of 2017, we incurred an impairment primarily due to the difference in the present value of estimated future net cash flows from proved reserves as of March 31, 2017 prepared by NSAI compared with the present value of estimated future net cash flows from proved reserves as of December 31, 2016 prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. If oil and natural gas prices decline or our costs increase, we may incur further impairment to our full cost pool.

Costs associated with unevaluated properties, all of which were recorded as part of fresh start accounting, are transferred to evaluated properties either (i) ratably over a period of the related field’s proved reserve life, or (ii) upon determination as to whether there are any proved reserves related to the unevaluated properties or the costs are impaired or capital costs associated with the development of these properties will not be available.  For the nine months ended September 30, 2017, the costs associated with unevaluated properties decreased by $157 million, of which $105.2 million was transferred to evaluated properties due to the forward price outlook and management intent making certain unevaluated properties uneconomical and the remaining $51.8 million was the ratable amortization to the evaluated properties.

Note 4 – Long-Term Debt

As of September 30, 2017 and December 31, 2016 our outstanding debt consisted of the following (in thousands):

	Successor
	September 30, 2017	December 31, 2016
Exit Facility	$73,996	$73,996
4.14% Promissory Note due October 2017	-	4,001
Capital lease obligations	23	500
Total debt	74,019	78,497
Less: debt issue costs	50	-
Less: current maturities	23	4,268
Total long-term debt	$73,946	$74,229

Exit Facility

Pursuant to the Plan, on the Emergence Date, the Company, as Borrower, and the other Reorganized Debtors entered into a secured Exit Facility which matures on December 30, 2019. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility consists of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the GoM. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor of ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor of ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by 50% of the $25 million reduction in the letters of credit, or $12.5 million. The remaining 50%, or $12.5 million, of such aggregate reduction is available for borrowing, under specific circumstances, as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected a date for the initial borrowing base determination.

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date and (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter beginning with the quarter ending March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

The Company on March 3, 2017, entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, included updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. As a result, the Company must now deliver a December 31 reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. Further, a second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. The Second Amendment amended the requirement of the “as of” date from January 1, 2017 to April 1, 2017, only with respect to the first reserve report prepared by a third-party reservoir engineer. Additionally, the Amendment also revised the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which are calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

As of September 30, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

4.14% Promissory Note

In September 2012, the Predecessor entered into a promissory note of $5.5 million to acquire other property and equipment.  In accordance with the Plan, on the Emergence Date, all outstanding obligations under the promissory note were reinstated.  Under this note, which is secured by such other property and equipment, we were required to make monthly payments of approximately $52,000 and were to pay one lump-sum payment of $3.3 million at maturity in October 2017. This note carried an interest rate of 4.14% per annum.  This note was repaid in full on September 29, 2017.

Interest Expense

For the three and nine months ended September 30, 2017, we incurred interest expense of $3.7 million and $11.1 million, respectively, on our Exit Facility.   For the three months ended September 30, 2016, the Predecessor incurred interest expense of $4.8 million primarily on its Prepetition Revolving Credit Facility and for the nine months ended September 30, 2016, the Predecessor incurred total interest expense of $217 million, of which, $16.7 million relates to Prepetition Revolving Credit Facility, $130.4 million relates to 11% second lien notes, $25.1 million relates to senior notes having interest rates in the range of 7.5% to 9.25%, $44.3 million relates to 3% senior convertible notes and $0.5 million relates to derivative instruments financing and other.

Note 5 – Asset Retirement Obligations

The following table describes the changes to our asset retirement obligations (in thousands):

Balance as of December 31, 2016 (Successor)	$753,364
Liabilities acquired	-
Liabilities incurred	2,041
Liabilities settled	(39,784)
Revisions*	(127,593)
Accretion expense	32,339
Total balance as of September 30, 2017 (Successor)	620,367
Less: current portion	64,066
Long-term portion as of September 30, 2017 (Successor)	$556,301

*The downward revisions were primarily due to changes in estimated timing of settlements of the plugging and abandonment liabilities,  resulting from updated estimates as to when the associated wells would cease to be economic.

Note 6 – Derivative Financial Instruments

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

Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the accompanying consolidated balance sheets. Any gains or losses resulting from changes in fair value of our outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in (loss) gain on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

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

As of September 30, 2017, we had the following open crude oil derivative positions:

				Weighted Average Contract Price
	Type of		Volumes		Collars
Remaining Contract Term	Contract	Index	(MBbls)	Swaps	Floor	Ceiling
October 2017 - December 2017	Collars	Argus-LLS	920	-	$52.30	$57.43
October 2017 - December 2017	Swaps	NYMEX-WTI	260	$51.78
January 2018 - December 2018	Swaps	NYMEX-WTI	2,920	$50.68
January 2018 - June 2018	Swaps	Argus-LLS	362	$55.45	-	-

The fair values of derivative instruments in our consolidated balance sheets were as follows (in thousands):

	Successor
	Asset Derivative Instruments				Liability Derivative Instruments
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative financial instruments	Current	$988	Current	$-	Current	$4,290	Current	$-
	Non- Current	99	Non- Current	-	Non- Current	673	Non- Current	-
Total gross derivative financial instruments subject to enforceable master netting agreement		1,087		-		4,963		-

Derivative financial instruments	Current	(988)	Current	-	Current	(988)	Current	-
	Non- Current	(99)	Non- Current	-	Non- Current	(99)	Non- Current	-
Gross amounts offset in Balance Sheets		(1,087)		-		(1,087)		-
Net amounts presented in Balance Sheets	Current	-	Current	-	Current	3,302	Current	-
	Non- Current	-	Non- Current	-	Non- Current	574	Non- Current	-
		$-		$-		$3,876		$-

The following table presents information about the components of the (loss) gain on derivative financial instruments (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Gain on derivative financial instruments	2017	2016	2017	2016
Cash settlements, net of purchased put premium amortization	$1,880	$-	$4,520	$17,511
Proceeds from monetizations	-	-	-	50,588
Non-cash (loss) gain in fair value	(14,346)	-	(3,876)	(61,325)
Total (loss) gain on derivative financial instruments	$(12,466)	$-	$644	$6,774

We monitor the creditworthiness of our counterparties who are also a part of our bank lending group. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. As of September 30, 2017, we had no collateral deposits with our counterparties.

Note 7 – Income Taxes

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

Tax Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, including as the tax basis in certain assets (net unrealized built-in-losses), against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of Tax Code Section 382. The limitation under the Tax Code is based on the value of the loss corporation as of the Convenience Date, which reflects value after giving effect to the Plan’s steps. However, this and prior ownership changes and resulting annual limitation will have limited, if any, effect on the Company’s NOLs since all of the NOLs were extinguished by the Tax Attribute Reduction Rules. There is the possibility of deferral of recognition of certain portions of tax DD&A by the Tax Attribute Reduction Rules that would affect the timing of offsetting future taxable income, but would not affect income tax expense. No cash income taxes were paid during the period ended September 30, 2017, and, based upon current commodity pricing and planned development activity, no cash income taxes have been paid or are expected to be paid or owed for the year ending December 31, 2017.

We have estimated our effective income tax rate (benefit) for the year to be zero, as we are forecasting a pre-tax loss at this time. We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; as such, we have increased our valuation allowance by $10 million in the quarter ended September 30, 2017 to reflect the tax effect of this loss. This $10 million third quarter valuation allowance increase, when coupled with the $28 million first and second quarter valuation allowance increase, results in a valuation allowance of $213 million at September 30, 2017, after adjustments of $3 million for changes in estimate to the Fresh Start valuation allowance based on subsequent tax filings for pre-Effective Date periods with the Internal Revenue Service.

A post-Emergence Date pre-tax NOL of approximately $50 million resulting from our post-Emergence Date losses represents our only NOL carryforwards. This post-Emergence Date NOL is not subject to limitation in future usage by the ownership changes rules of Tax Code section 382 or the Tax Attribute Reduction Rules resulting from the Plan, but this NOL cannot be carried back to pre-Emergence Date years to create a cash income tax refund.  If, however, the Company were to experience post-Emergence changes in stock ownership of greater than 50% within any three-year look back period, this post-Emergence NOL would be subject to Tax Code section 382 limitations based upon stock value and other factors at such time.

Our 2016 tax return reflecting the required reduction in tax attribute carryforwards due to CODI from the discharge (eliminating all pre-discharge NOLs and reducing the tax basis in remaining assets of the Successor) will be filed in the fourth quarter of 2017 as the Company used additional time to file these returns granted by the Internal Revenue Service as a result of Hurricane Harvey.

Note 8 – Stockholders’ Equity

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

On the Emergence Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain holders representing 10% or more of the Company’s common stock outstanding on that date or who acquire 10% or more of the Company’s common stock outstanding within six months of the Emergence Date (the “Holders”). The Registration Rights Agreement provided resale registration rights for the Holders’ Registerable Securities (as defined in the Registration Rights Agreement). On February 28, 2017, in accordance with the requirements of the Registration Rights Agreement, the Company filed a registration statement on Form S‑3 relating to the resale of an aggregate of 9,272,285 shares of our common stock, which may be offered for sale from time to time by the selling stockholders named in Form S‑3 prospectus. The number of shares the selling stockholders may sell consists of 9,049,929 shares of common stock that are currently issued and outstanding and 222,356 shares of common stock that they may receive if they exercise their warrants. The selling stockholders acquired all of the shares of common stock and warrants covered by the Form S‑3 prospectus in a distribution pursuant to Section 1145 under the United States Bankruptcy Code in connection with our plan of reorganization that became effective on the Emergence Date. We are not selling any shares of common stock under the Form S‑3 prospectus and will not receive any proceeds from the sale of common stock by the selling stockholders. The registration statement on Form S‑3 was declared effective as of March 23, 2017.

On February 28, 2017, pursuant to our satisfaction of all the listing requirements, our common stock began trading on NASDAQ under the symbol “EXXI” at the opening of business.

As of September 30, 2017, we had issued 9,833 shares of our common stock upon accelerated vesting of restricted stock units granted to a former board member and 33,221,427 shares of common stock and 2,119,889 warrants were outstanding.

Note 9 – Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash paid for interest	$11,149	$37,606
Cash paid for income taxes	-	-

The following table presents our non-cash investing and financing activities (in thousands):

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Changes in capital expenditures and accrued liabilities in accounts payable	$6,629	$(63,435)
Inventory transferred to oil and natural gas properties	-	7,081
Changes in asset retirement obligations	(125,552)	(2,297)
Changes in other property and equipment	(455)	-
Proceeds from monetization of derivative instruments applied to Prepetition Revolving Credit Facility	-	50,588

Note 10 – Employee Benefit Plans

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

Under the 2016 LTIP, stock options are issued with an exercise price that is not less than the fair market value of our common stock on the date of grant and expire 10 years from the grant date. Stock options that have been granted to date generally vest ratably over a three-year period. The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses assumptions related to expected term, expected volatility, risk free rate and dividend yield. During the nine months ended September 30, 2017, we granted 372,597 stock options at a weighted average exercise price of  $28.92 per stock option. As of September 30, 2017, 48,487 stock options were forfeited and we had 324,110 unvested stock options and $2.4 million in unrecognized compensation cost related to unvested stock options.

Under the 2016 LTIP, restricted stock units may be granted from time to time as approved by the Committee. To date, the restricted stock units granted by the Committee have a vesting date up to three years from the date of grant and each restricted stock unit represents a right to receive one share of our common stock. During the three and nine months ended September 30, 2017, we granted 101,500 and 762,010 restricted stock units at a weighted average price of $10.43 and $24.56 per restricted stock unit, respectively, including 118,408 restricted stock units granted to members of the Board pursuant to the terms of the 2016 LTIP and the non-employee director compensation policy. As of September 30, 2017, 43,702 restricted stock units were forfeited and we had 688,705 unvested restricted stock units and $11.9 million in unrecognized compensation cost related to unvested restricted stock units.

Note 11 — Related Party Transactions

On February 2, 2017, John D. Schiller, Jr., Bruce W. Busmire and Antonio de Pinho resigned as President and CEO, Chief Financial Officer and Chief Operating Officer, respectively.

In connection with Mr. Schiller’s termination of employment, the employment-related provisions of Mr. Schiller’s Executive Employment Agreement, dated as of December 30, 2016 (the “Schiller Employment Agreement”) were terminated as of February 2, 2017. Under the Schiller Employment Agreement, Mr. Schiller was entitled to receive the following benefits, subject to his entry into a waiver and release agreement (i) a lump-sum cash severance payment in the amount of $2 million, and (ii) reimbursement for the monthly cost of maintaining health benefits for Mr. Schiller and his spouse and eligible dependents as of the date of his termination for a period of 18 months to the extent Mr. Schiller elects Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) continuation coverage, less applicable taxes and withholding. The $2 million cash severance payment was made on April 3, 2017, the 60th day after the termination date. Payments and benefits are subject to Mr. Schiller’s continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions of the waiver and release agreement. In addition on February 2, 2017, we entered into a consulting agreement (the “Schiller Consulting Agreement”) with Mr. Schiller, pursuant to which Mr. Schiller has agreed to serve as a special advisor to the Board during a transition period of up to six months. In consideration for those services, we have agreed to pay Mr. Schiller a consulting fee of $50,000 per month for up to six months. All amounts due under Schiller Consulting Agreement have been paid as of August 9, 2017.

Prior to their departure from the Company, Mr. Busmire and Mr. de Pinho were not party to employment agreements with us, nor did they participate in a severance plan. We paid Mr. Busmire and Mr. de Pinho severance payments on February 15, 2017 in the amount of $750,000 each, less applicable taxes and withholdings, in consideration for the performance of the terms and conditions set forth in their Resignation Agreement and General Release, including, without limitation, a general release and non-disparagement provision. We have also agreed to reimburse Mr. Busmire and Mr. de Pinho for the monthly cost of maintaining health benefits for Mr. Busmire and Mr. de Pinho and their respective spouses and eligible dependents as of the date of their termination for a period of 18 months to the extent Mr. Busmire and Mr. de Pinho elect COBRA continuation coverage.

During the years ended June 30, 2015 and 2014, Mr. Schiller borrowed funds from personal acquaintances or their affiliates, certain of whom provide services to us. During the three and nine months ended September 30, 2017 certain of those lenders provided services to the Company totaling $3.7 million and $6 million, respectively, and during the three and nine months ended September 30, 2016 certain of those lenders provided services to the Company totaling $1.2 million and $4.9 million, respectively. During 2014, one of the directors on the Predecessor Board made a personal loan to Mr. Schiller at a time prior to becoming a member of the Predecessor Board but while a managing director at Mount Kellett Capital Management LP, which at the time owned a majority interest in Energy XXI M21K, LLC and 6.3% of EXXI Ltd’s common stock.

On August 24, 2017, Hugh A. Menown resigned as Executive Vice President, Chief Accounting Officer and Interim Chief Financial Officer.  In connection with his separation from the Company, Mr. Menown was entitled to receive the following severance benefits under the Company’s employee severance plan subject to his entry into a waiver and release of claims agreement: (i) a lump-sum cash severance payment in the amount of $580,000, and (ii) to the extent Mr. Menown elects COBRA continuation coverage, medical and dental benefits for him and his spouse for a period of 12 months after termination, subject to the payment of the same monthly premium he was paying at termination, in each case, less any applicable taxes and withholding.  The $580,000 cash severance payment was made on September 1, 2017.  In addition on August 24, 2017, we entered into a consulting agreement with Mr. Menown, pursuant to which Mr. Menown has agreed to serve as a special advisor to the Company during a transition period of up to six months. In consideration for those services, we have agreed to pay Mr. Menown a consulting fee of $28,333.33 per month for up to six months.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net loss	$(31,580)	$(131,146)	$(120,538)	$(165,922)
Preferred stock dividends	-	-	-	2,730
Net loss attributable to common stockholders	$(31,580)	$(131,146)	$(120,538)	$(168,652)
Weighted average shares outstanding for basic EPS	33,241	97,824	33,236	97,096
Add dilutive securities	-	-	-	-
Weighted average shares outstanding for diluted EPS	33,241	97,824	33,236	97,096
Loss per share
Basic and Diluted	$(0.95)	$(1.34)	$(3.63)	$(1.74)

The Company’s restricted stock units granted to the members of the Board during the three and nine months ended September 30, 2017 are treated as outstanding for basic loss per share calculations since these shares are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the three and nine months ended September 30, 2017, no net loss was allocated to the participating securities.

For the three and nine months ended September 30, 2017, 4,802,150 and 2,177,832 common stock equivalents, respectively, and for the three and nine months ended September 30, 2016, 7,113,391 and 7,572,702 common stock equivalents, respectively, were excluded from the diluted average shares calculation.

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

Letters of Credit and Performance Bonds. As of September 30, 2017, we had approximately $336 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico.

In April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualified for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of September 30, 2017, approximately $183.9 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to ensure our commitment to comply with the terms and conditions of those leases. As of September 30, 2017, we also maintain approximately $152.1 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. As of September 30, 2017, we had $49.8 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors.

To address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April 2015 and thereafter, the Predecessor submitted a long-term financial assurance plan (the “Long-Term Plan”) to the agency. Further, the Predecessor submitted a proposed plan amendment on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”). We continue to work with the BOEM in finalizing a process under the Long-Term Plan and the Proposed Plan Amendment for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance.

Drilling Rig Commitments. As of September 30, 2017, we have approximately $5.4 million committed under three rig contracts for recompletions and plugging and abandonment activities. The contracts’ terms range from October 1, 2017 through December 31, 2017.

Other. We maintain restricted escrow funds as required by certain contractual arrangements. As of September 30, 2017, our restricted cash primarily related to $25.7 million in cash collateral associated with our bonding requirements and approximately $6.1 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field that was sold to Whitney Oil & Gas, LLC and Trimont Energy (NOW), LLC on June 30, 2015 and those funds held in trust will be transferred to the buyers of our interests in that field.

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

Note 14 — Fair Value of Financial Instruments

Certain assets and liabilities are measured at fair value on a recurring basis in our consolidated balance sheets. Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.
•

Level 2 – inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 – unobservable inputs that reflect our own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

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

Our commodity derivative instruments historically consisted of financially settled crude oil and natural gas puts, swaps, put spreads, costless collars and three way collars. We estimated the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published London Interbank offered rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 6 – “Derivative Financial Instruments.”

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

During the nine months ended September 30, 2017 we did not have any transfers from or to any level within the fair value hierarchy. The following table presents the fair value of our Level 2 financial instruments (in thousands):

	Successor
	Level 2
	As of September 30,	As of December 31,
	2017	2016
Assets:
Oil and Natural Gas Derivatives	$1,087	$-

Liabilities:
Oil and Natural Gas Derivatives	$4,963	$-

The following table sets forth the outstanding and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	Successor
	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Exit Facility	$73,996	$73,996	$73,996	$73,996
	$73,996	$73,996	$73,996	$73,996

Note 15 — Prepayments and Accrued Liabilities

Prepayments and other current assets and accrued liabilities consist of the following (in thousands):

	Successor
	September 30,	December 31,
	2017	2016
Prepaid expenses and other current assets
Advances to joint interest partners	$1,756	$650
Insurance	8,862	9,600
Inventory	648	470
Royalty deposit	1,401	1,273
Prepaid professional fees	-	4,584
Prepaid software license fees	1,297	-
Other	2,132	9,380
Total prepaid expenses and other current assets	$16,096	$25,957
Accrued liabilities
Advances from joint interest partners	376	374
Employee benefits and payroll	6,054	4,491
Interest payable	201	233
Undistributed oil and gas proceeds	17,871	22,715
Severance taxes payable	725	628
Restructuring expenses	-	25,712
East Bay field restricted cash payable	6,063	6,036
General and administrative and legal expenses payable	5,718	3,456
Other	1,644	15
Total accrued liabilities	$38,652	$63,660

Note 16 — Subsequent Events

In October 2017, we entered into fixed price swap contracts benchmarked to ICE Brent, to hedge 2,500 BPD of our crude oil production for the period from January 2018 to June 2018 with an average fixed price of $56.59.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in this quarterly report on Form 10‑Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Regarding Forward-Looking Statements” and Part I “Item 1A. Risk Factors” included in our 2016 Transition Report and elsewhere in this Quarterly Report.

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

Our geographic concentration on the GoM Shelf exposes us to various challenges, including: a high operating cost environment, operational risks related to hurricanes and storms, relatively steep decline curves, permitting and other regulatory requirements and plugging and abandonment liabilities.  We have proactively focused our operating plan to address these challenges, including: optimizing our development activity, spending proactively on maintenance of our mature infrastructure and controlling our operating costs through sole sourcing and other cost-cutting initiatives.

At March 31, 2017, the estimates of our proved reserves prepared by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”) were 109.4 MMBOE of which 80% were oil, 2% were natural gas liquids and 18% were natural gas and 71% were classified as proved developed reserves. We operated or had an interest in 616 gross producing wells on 439,294 net developed acres, including interests in 57 producing fields. We believe operating our assets is a key to our success and approximately 90% of our proved reserves are on properties operated by us. Our geographical concentration on the GoM Shelf enables us to manage the operated fields efficiently and our high number of wellbore locations provides diversification of our production and reserves.

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

Fiscal Year Change

On February 7, 2017, the Board adopted a resolution to change the Company’s fiscal year end from June 30 to December 31. As a result, the 2016 Transition Report included financial information for the transition period from July 1, 2016 through December 31, 2016. Subsequent to the 2016 Transition Report, our reports on Form 10‑K will cover the calendar year, January 1 to December 31, which will be our fiscal year.

Board and Management Team Transition

Chief Executive Officer.  On February 2, 2017, John D. Schiller, Jr. resigned from his position as President and Chief Executive Officer (“CEO”) of the Company and also ceased to serve as a member of the Board of Directors of the Company (the “Board”). As a result, on February 2, 2017, the Board appointed Michael S. Reddin, the Company’s Chairman of the Board, to serve as the Company’s President and CEO on an interim basis, while continuing to serve as Chairman of the Board. On April 17, 2017, we entered into an employment agreement with Douglas E. Brooks (the “Brooks Employment Agreement”), pursuant to which Mr. Brooks became our CEO and President effective as of April 17, 2017.

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

Chief Financial Officer, Chief Operating Officer and Chief Accounting Officer.    On February 2, 2017, Bruce W. Busmire and Antonio de Pinho resigned as Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), respectively. As a result, on February 2, 2017, the Board appointed Scott M. Heck as the Company’s new COO to succeed Mr. de Pinho and appointed Hugh A. Menown, the Company’s then current Executive Vice President and Chief Accounting Officer, as the Company’s CFO on an interim basis to succeed Mr. Busmire.

On August 24, 2017, the Board appointed Tiffany J. Thom to serve as the Company’s CFO.  In light of Ms. Thom’s appointment, on August 24, 2017, Hugh Menown resigned as Executive Vice President, Chief Accounting Officer and interim Chief Financial Officer of the Company.

Recent Developments

March 31, 2017 Reserves and Impairment

The Company engaged NSAI to prepare estimates of our proved reserves as of March 31, 2017. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017, and we engaged NSAI to provide that report.  The first NSAI report was delivered by us on May 23, 2017. The estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of March 31, 2017 utilizing SEC 12‑month average pricing of $47.62 per barrel of oil and $2.73 per MMBTU, before differentials were 109.4 MMBOE of which 80% were oil, 2% were natural gas liquids and 18% were natural gas and 71% were classified as proved developed reserves with a PV‑10 value (the net present value, determined using a discount rate of 10% per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) of $108.4 million resulting in a decrease in proved reserves and PV‑10 value of 12.5 MMBOE and $27 million, respectively as of March 31, 2017 compared to the estimated proved reserves and PV‑10 value of 121.9 MMBOE and $135.4 million, respectively, prepared by our internal reservoir engineers as of December 31, 2016. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. As a result of these changes, as of March 31, 2017, we incurred an impairment of our oil and natural gas properties of $44.1 million.

Strategic Review

On March 20, 2017 the Company announced that it had retained Morgan Stanley & Co. LLC to assist the Board and senior management team with the evaluation, development and implementation of a strategic plan, including a stand-alone financial plan and select strategic alternatives. We have been working with our financial advisor on our long-term strategic plan for the past six months, and evaluated a variety of alternatives including mergers or consolidations, a stand-alone plan and capital infusion options. While we had a reasonable level of interest from potential counterparties, particularly in Gulf of Mexico Shelf consolidation discussions, no executable combination resulted from the review process.

While the Morgan Stanley-led initiative for consolidation or merger has concluded, we will continue to be receptive to future proposals and opportunities for consolidation, particularly given the potential benefits of consolidation: increased size and scale; reductions in general and administrative and operating expenses on a per Bbl basis; increased operating efficiencies; and lower break-even costs.  But consolidation in the GoM Shelf faces significant challenges, including the state of the balance sheets of potential counterparties and significant asset complexities which lead to difficult negotiations of relative values.

Therefore, the Company has shifted its near-term focus to the development of an optimized stand-alone strategy and multi-year plan, to be followed in early 2018 by approval of the 2018 capital and operating budget.  We currently expect our forward plan to include a return to drilling in early 2018, optimizing and enhancing our existing production with an active recompletion and workover program, potential dispositions of non-core properties, and continuing to drive down costs.  Contemporaneously with the filing of this Quarterly Report on Form 10-Q, we have filed a Current Report on Form 8-K in which we furnish an investor presentation that includes two possible development scenarios that have been shared under non-disclosure agreements with certain of our stockholders.

Under one of those scenarios, we would drill five to eight wells in 2018 (at a capital cost of $60 million to $90 million) and six to twelve wells in 2019 (at a capital cost of $60 million to $130 million).  Based on the assumptions used by management in this scenario, this scenario was projected to result in a 2018 exit production rate of 28,000 to 32,000 BOE per day.  However, this scenario would require additional funds from either increased commodity prices or new external capital to maintain reasonable liquidity in 2019.

Under the other scenario, we would drill eight to twelve wells in 2018 (at a capital cost of $80 million to $130 million) and fifteen to twenty wells in 2019 (at a capital cost of $150 million to $200 million).  Based on the assumptions used by management in this scenario, this scenario was projected to result in a 2018 exit production rate of 30,000 to 34,000 BOE per day.  However, this scenario would require additional funds from either increased commodity prices or new external capital to maintain reasonable liquidity in 2019.

The final 2018 capital and development plan approved by the Board may differ materially from either or both of these two scenarios.

Operational Update

During the three months ended June 30, 2017, the Company implemented work force reductions to lower its overhead costs and better align its staffing with its current expected operational plans. Total headcount was reduced by approximately 18% which resulted in severance and separation expenses of approximately $2.5 million. The Company expects to realize a total of approximately $8 million to $8.5 million of annualized general and administrative and lease operating expense savings from this reduction.

The first well in our 2017 development program, the West Delta 30 L‑14 ST2 High Tide well was spud on June 7, 2017. This well was drilled to a total vertical depth of 8,500 feet. The Company operates and has a 100% working interest in this well.  This well was completed and began production in the third quarter of fiscal 2017.

In July 2017, we spud our second well, the West Delta 31 L‑19 ST1 Kingstream. However, the Company ceased drilling operations due to unexpected drilling difficulties. The Company has temporarily abandoned the wellbore, but is evaluating future plans to potentially re-drill the well from a different location to avoid the area that is causing the drilling challenges. The Company operates and has a 100% working interest in this well.

The Company initiated its emergency preparedness plan and evacuated affected personnel from its GoM Shelf facilities and production from those fields was temporarily shut-in to protect its personnel and properties from tropical storm Cindy in the second quarter of 2017, hurricanes Harvey and Irma in the third quarter of 2017 and hurricane Nate in the fourth quarter of 2017.  Our facilities did not experience any significant damage.  However, net daily production of 750 BOE for the second quarter of 2017 was curtailed due to tropical storm Cindy and net daily production of 1,200 BOE for the third quarter of 2017 was curtailed due to hurricanes Harvey and Irma. We expect our net daily production to be curtailed in the range of 4,000 BOE to 5,000 BOE for the fourth quarter of 2017 as a result of the combination of hurricane Nate and pipeline repairs and maintenance resulting from that hurricane. Currently, we are in the process of restoring our production to pre-storm levels.

Known Trends and Uncertainties

Commodity Price Volatility. Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during 2015 and the decline continued with lower prices into 2016. Although oil prices have rebounded to above $50.00 per barrel in recent weeks, there is still significant volatility in commodity prices. Further declines in oil and natural gas prices may adversely affect our financial position and results of operations and the quantities and values of our oil and natural gas reserves. If the prices of oil and natural gas continue to be at lower levels or further decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Reduced Capital Spending. With the continued market instability from July 2014, numerous exploration and production (“E&P”) companies have been forced to stop drilling new wells—the core of an E&P company’s business—and cut capital expenditures, as it is not economically feasible to undertake capital intensive projects. For 2017, the Company expects its capital budget, excluding acquisitions but including plugging and abandonment to be in the range of $115 million to $130 million in total, of which plugging and abandonment costs are expected to be in the range of $55 million to $65 million.

Reserve Quantities. A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio. At March 31, 2017, our total proved reserves were 109.4 MMBOE. The unweighted arithmetic average of first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period used to determine our reserves as of March 31, 2017 was $46.32 per barrel of oil, $23.58 per barrel of NGLs and $2.57 per MCF of natural gas.

Ceiling Test Write-down.  For the nine months ended September 30, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $40.8 million.  We incurred ceiling test write-down as a result of the decrease in proved reserves and PV‑10 value as of March 31, 2017 relative to the estimated reserves prepared by our internal reservoir engineers as of December 31, 2016. Further ceiling test write-downs will be required if oil and natural gas prices decline, unevaluated property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.

Service Costs Fluctuations. Due to the depressed commodity price environment, there has been a significant and continuing reduction in rig rates and drilling costs, which has allowed us to spend less capital on drilling our development wells. However, the cost to hire an experienced drilling crew and source critical oil-field supplies may increase if the price of oil increases.  We are proactively working toward optimizing operations by minimizing operating expenses through sole sourcing.

BOEM Supplemental Financial Assurance and/or Bonding Requirements. As of September 30, 2017, we had approximately $336 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) in April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of September 30, 2017, approximately $183.9 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to ensure our commitment to comply with the terms and conditions of those leases. As of September 30, 2017, we also maintain approximately $152.1 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. As of September 30, 2017, we had $49.8 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors. We continue to work with the BOEM in finalizing a process under the long-term financial assurance plan (the “Long-Term Plan”) and the proposed plan amendment submitted on June 28, 2016 that would revise the executed Long-Term Plan (the “Proposed Plan Amendment”) for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. If we are unable to provide additional required bonds as requested, the Bureau of Safety and Environmental Enforcement (“BSEE”) or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Oil Spill Response Plan.  We maintain a Regional Oil Spill Response Plan (the “OSRP”) that defines our response requirements, procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are approved by the BSEE. The OSRP is reviewed annually and updated as necessary, which updates also require BSEE approval. The OSRP specifications are consistent with the requirements set forth by the BSEE. Additionally, the OSRP is tested and drills are conducted twice a year at all levels of the Company.

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

Hurricanes and Tropical Storms.  Since the majority of our production originates in the Gulf of Mexico, we are particularly vulnerable to the effects of hurricanes and other named storms on production. Significant hurricane impacts could include reductions and/or deferrals of future oil and natural gas production and revenues, increased lease operating expenses for evacuations and repairs and possible acceleration of plugging and abandonment costs.

The named storm season for 2017 has been one of the most active in the past several years and significantly affected our production during the third quarter of 2017.  It was challenging quarter for our operations team as there were constant disruptions in activity.  We had to evacuate offshore personnel, shut in production, and then work to re-man platforms and restore production after being assured our facilities were fully prepared for normal operations along with pipelines and shore-based facilities.  Fortunately, our facilities did not experience any significant damage due to hurricanes Harvey, Irma or Nate or tropical storm Cindy.  However, net daily production of 750 BOE for the second quarter of 2017 was curtailed due to tropical storm Cindy and net daily production of 1,200 BOE for the third quarter of 2017 was curtailed due to hurricanes Harvey and Irma. We expect our net daily production to be curtailed in the range of 4,000 BOE to 5,000 BOE for the fourth quarter of 2017 as a result of the combination of hurricane Nate and pipeline repairs and maintenance resulting from the hurricane, which will also negatively impact our cash flows from operations.

Operational Information

	Successor				Predecessor
	Quarter Ended			On	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	December 31,	September 30,
Operating Highlights	2017	2017	2017	2016	2016	2016
	(In thousands, except per unit amounts)
Operating revenues
Oil sales	$114,991	$118,180	$133,621	$-	$132,308	$122,732
Natural gas liquids sales	2,209	2,370	2,227	-	1,389	2,144
Natural gas sales	12,261	13,753	18,368	-	19,368	17,735
(Loss) gain on derivative financial instruments	(12,466)	9,412	3,698	-	-	-
Total revenues	116,995	143,715	157,914	-	153,065	142,611
Percentage of oil revenues prior to (loss) gain on derivative financial instruments	89%	88%	87%	-	86%	86%
Operating expenses
Lease operating expense
Insurance expense	5,040	7,101	6,250	-	6,287	6,309
Workover and maintenance	8,490	13,370	10,005	-	11,705	11,010
Direct lease operating expense	64,292	64,865	58,902	-	53,845	47,851
Total lease operating expense	77,822	85,336	75,157	-	71,837	65,170
Production taxes	471	482	239	-	268	214
Gathering and transportation	(2,441)	2,678	11,222	-	(1,624)	7,534
Pipeline facility fee	10,495	10,494	10,494	-	10,165	10,165
Depreciation, depletion and amortization	36,066	38,661	42,006	-	29,053	31,573
Accretion of asset retirement obligations	9,892	10,050	12,397	-	19,536	19,437
Impairment of oil and natural gas properties	(2,357)	(848)	44,054	406,275	-	86,820
General and administrative	15,026	20,716	21,604	-	12,122	15,435
Reorganization items	-	(3,773)	2,244	-	-	-
Total operating expenses	144,974	163,796	219,417	406,275	141,357	236,348
Operating (loss) income	$(27,979)	$(20,081)	$(61,503)	$(406,275)	$11,708	$(93,737)
Sales volumes per day
Oil (MBbls)	25.1	26.8	29.1	-	29.6	30.0
Natural gas liquids (MBbls)	0.8	1.0	0.9	-	0.5	1.3
Natural gas (MMcf)	40.6	48.9	65.9	-	73.8	72.8
Total (MBOE)	32.6	35.9	41.0	-	42.5	43.4
Percent of sales volumes from oil	77%	75%	71%	-	70%	69%
Average sales price
Oil per Bbl	$49.77	$48.45	$51.04	$-	$48.54	$44.52
Natural gas liquid per Bbl	32.15	27.37	27.52		28.50	18.12
Natural gas per Mcf	3.28	3.09	3.10	-	2.85	2.65
(Loss) gain on derivative financial instruments per BOE	(4.15)	2.88	1.00	-	-	-
Total revenues per BOE	38.97	43.99	42.83	-	39.19	35.73
Operating expenses per BOE
Lease operating expense
Insurance expense	1.68	2.17	1.70	-	1.61	1.58
Workover and maintenance	2.83	4.09	2.71	-	3.00	2.76
Direct lease operating expense	21.42	19.85	15.98	-	13.79	11.99
Total lease operating expense per BOE	25.93	26.11	20.39	-	18.40	16.33
Production taxes	0.16	0.15	0.06	-	0.07	0.05
Gathering and transportation	(0.81)	0.82	3.04	-	(0.42)	1.89
Pipeline facility fee	3.50	3.21	2.85	-	2.60	2.55
Depreciation, depletion and amortization	12.01	11.83	11.39	-	7.44	7.91
Accretion of asset retirement obligations	3.30	3.08	3.36	-	5.00	4.87
Impairment of oil and natural gas properties	(0.79)	(0.26)	11.95	-	-	21.75
General and administrative	5.01	6.34	5.86	-	3.10	3.87
Reorganization items	-	(1.15)	0.61	-	-	-
Total operating expenses per BOE	48.31	50.13	59.51	-	36.19	59.22
Operating (loss) income per BOE	$(9.34)	$(6.14)	$(16.68)	$-	$3.00	$(23.49)

Results of Operations

The three and the nine months ended September 30, 2017 (Successor Company) and the three and the nine months ended September 30, 2016 (Predecessor Company) are distinct reporting periods as a result of our application of fresh-start accounting upon our emergence from Chapter 11 on December 30, 2016 and may not be comparable to one another or to prior periods.

Three Months Ended September 30, 2017 and Three Months Ended September 30, 2016

Our consolidated net loss attributable to common stockholders for the three months ended September 30, 2017 was $31.6 million or $0.95 loss per common share (“per share”).  Net loss for the three months ended September 30, 2017 was primarily due to lower oil and natural gas sales volumes.

Our consolidated net loss attributable to common stockholders for the three months ended September 30, 2016 was $131.1 million or $1.34 loss per share. Net loss for the three months ended September 30, 2016 was primarily due to the impairment of oil and natural gas properties and incurring reorganization expenses.

Revenues

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016
	(In thousands)
Oil	$114,991	$122,732
Natural gas liquids	2,209	2,144
Natural gas	12,261	17,735
Loss on derivative financial instruments	(12,466)	-
Total Revenues	$116,995	$142,611

Our consolidated revenues were $117.0 million and $142.6 million during the three months ended September 30, 2017 and 2016, respectively. The decrease in revenues was primarily due to lower oil and natural gas sales volumes and loss on derivative financial instruments, partially offset by slightly higher realized prices for oil, natural gas liquids and natural gas sales.  Revenue related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016
Price
Oil sales prices (per Bbl)	$49.77	$44.52
Natural gas liquids sales prices (per Bbl)	32.15	18.12
Natural gas sales prices (per Mcf)	3.28	2.65
Loss on derivative financial instruments (per BOE)	(4.15)	-
Volume
Oil sales volumes (MBbls)	2,310	2,757
Natural gas liquids volumes (MBbls)	69	118
Natural gas sales volumes (MMcf)	3,738	6,698
BOE sales volumes (MBOE)	3,002	3,991
Percent of BOE from oil	77%	69%

Price

Commodity prices are one of the key drivers of our earnings and net operating cash flow. For the three months ended September 30, 2017, our realized price was $49.77 per Bbl for oil, $32.15 per Bbl for natural gas liquids, $3.28 per Mcf for natural gas and $4.15 per BOE loss on derivative financial instruments. For the three months ended September 30, 2016, our realized price was $44.52 per Bbl for oil, $18.12 per Bbl for natural gas liquids and $2.65 per Mcf for natural gas. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. For the three months ended September 30, 2017 our oil sales volumes were 25.1 MBbls per day, natural gas liquids sales volumes were 0.8 MBbls per day and the natural gas sales volumes were 40.6 MMcf per day. For the three months ended September 30, 2016 our oil sales volumes were 30 MBbls per day, natural gas liquids sales volumes were 1.3 MBbls per day and the natural gas sales volumes were 72.8 MMcf per day. Sales volumes decreased because of natural well production declines and increased downtime due to weather and pipelines repairs and maintenance.

Costs and Expenses and Other (Income) Expense

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017		2016
	Total	Per BOE	Total	Per BOE
Cost and expenses	(In thousands, except per unit amounts)
Lease operating expense
Insurance expense	$5,040	$1.68	$6,309	$1.58
Workover and maintenance	8,490	2.83	11,010	2.76
Direct lease operating expense	64,292	21.42	47,851	11.99
Total lease operating expense	77,822	25.93	65,170	16.33
Production taxes	471	0.16	214	0.05
Gathering and transportation	(2,441)	(0.81)	7,534	1.89
Pipeline facility fee	10,495	3.50	10,165	2.55
Depreciation, depletion and amortization	36,066	12.01	31,573	7.91
Accretion of asset retirement obligations	9,892	3.30	19,437	4.87
Impairment of oil and natural gas properties	(2,357)	(0.79)	86,820	21.75
General and administrative	15,026	5.01	15,435	3.87
Total costs and expenses	$144,974	$48.31	$236,348	$59.22
Other (expense) income
Other income, net	52	0.02	62	0.02
Interest expense	(3,653)	(1.22)	(4,838)	(1.21)
Total other expense, net	$(3,601)	$(1.20)	$(4,776)	$(1.19)

Lease operating expenses on a per BOE basis were $25.93 and $16.33 for the three months ended September 30, 2017 and 2016, respectively. The total lease operating expense increased primarily due to increased well activity and return to normal operating margins charged by our vendors. Lease operating expense per BOE increased by $9.60 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were ($0.81) and $1.89 for the three months ended September 30, 2017 and 2016, respectively. The credit balance in gathering and transportation expense was primarily due to the recording of a net credit of approximately $10.6 million due from the Office of Natural Resources Revenue (“ONRR”) as part of a multi-year federal royalty refund claim, partially offset by approximately $1.2 million incurred on pipeline repairs.

The pipeline facility fee of $10.5 million and $10.2 million for the three months ended September 30, 2017 and 2016, respectively, pertains to the straight line lease expense attributable to GIGS and was previously included in gathering and transportation expense.  Such reclassification had no effect on previously reported total costs and expenses.  Pipeline facility fee expense per BOE increased by $0.95 per BOE primarily due to lower production volumes.

Depreciation, depletion and amortization (“DD&A”) expense on a per BOE basis was $12.01 and $7.91 for the three months ended September 30, 2017 and 2016, respectively. The DD&A expense recorded for the three months ended September 30, 2017 is not comparable to other periods due to the measurement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis was $3.30 and $4.87 for the three months ended September 30, 2017 and 2016, respectively. The accretion expense recorded for the three months ended September 30, 2017 is not comparable to other periods due to the measurement of asset retirement obligations at their fair value upon emergence from bankruptcy.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12‑month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs) to our net capitalized costs of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. For the three months ended September 30, 2017, impairment of oil and natural gas properties included a net credit of $2.4 million to reflect the correction of an immaterial error related to the utilization of incorrect capitalized asset retirement costs within the first quarter 2017 full cost ceiling test computation.  For the three months ended September 30, 2016, the ceiling test computation resulted in impairment of the Predecessor’s oil and natural gas properties of $86.8 million, primarily related to declining prices.

General and administrative expenses on a per BOE basis were $5.01 and $3.87 for the three months ended September 30, 2017 and 2016, respectively. General and administrative expense increased by $1.14 per BOE due to lower production volumes.

Income Tax Expense

We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; accordingly, our net increase in valuation allowance for the three months ended September 30, 2017 was $10 million, representing the tax effect of the projected pre-tax loss. The Predecessor recorded no income tax expense for the three months ended September 30, 2016 primarily due to the forecast book loss for the year and its inability to then record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets.

Nine Months Ended September 30, 2017 and Nine Months Ended September 30, 2016

Our consolidated net loss attributable to common stockholders for the nine months ended September 30, 2017 was $120.5 million or $3.63 loss per share. Net loss for the nine months ended September 30, 2017 was primarily due to the impairment of oil and natural gas properties and lower oil and natural gas sales volumes, partially offset by higher realized prices for oil, natural gas liquids and natural gas sales and lower gain on derivative financial instruments.

Our consolidated net loss attributable to common stockholders for the nine months ended September 30, 2016 was $168.7 million or $1.74 loss per share. Net loss for the nine months ended September 30, 2016 was primarily due to the impairment of oil and natural gas properties, higher interest expense and reorganization costs, partially offset by the gain on early extinguishment of debt.

Revenues

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(In thousands)
Oil	$366,792	$345,007
Natural gas liquids	6,806	8,029
Natural gas	44,382	46,890
Gain on derivative financial instruments	644	6,774
Total Revenues	$418,624	$406,700

Our consolidated revenues were $418.6 million and $406.7 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in revenues was primarily due to higher realized prices for oil, natural gas liquids and natural gas sales, partially offset by lower oil, natural gas liquids and natural gas sales volumes and lower gain on derivative financial instruments. Revenue related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Price Variance
Crude oil sales prices (per Bbl)	$49.78	$40.09
Natural gas liquids sales prices (per Bbl)	28.81	17.91
Natural gas sales prices (per Mcf)	3.14	2.10
Gain on derivative financial instruments (per BOE)	0.06	0.53
Volume Variance
Crude oil sales volumes (MBbls)	7,368	8,606
Natural gas liquids volumes (MBbls)	236	448
Natural gas sales volumes (MMcf)	14,113	22,286
BOE sales volumes (MBOE)	9,956	12,768
Percent of BOE from crude oil	74%	67%

Price

For the nine months ended September 30, 2017, our realized price was $49.78 per Bbl for oil, $28.81 per Bbl for natural gas liquids, $3.14 per Mcf for natural gas and $0.06 per BOE gain on derivative financial instruments. For the nine months ended September 30, 2016, our realized price was $40.09 per Bbl for oil, $17.91 per Bbl for natural gas liquids, $2.10 per Mcf for natural gas and $0.53 per BOE gain on derivative financial instruments. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

For the nine months ended September 30, 2017 our oil sales volumes were 27.0 MBbls per day, natural gas liquids sales volumes were 0.9 MBbls per day and the natural gas sales volumes were 51.7 MMcf per day. For the nine months ended September 30, 2016 our oil sales volumes were 31.4 MBbls per day, natural gas liquids sales volumes were 1.6 MBbls per day and the natural gas sales volumes were 81.3 MMcf per day. Sales volumes decreased because of natural well production declines and increased downtime due to weather and pipelines repairs and maintenance.

Costs and Expenses and Other (Income) Expense

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017		2016
	Total $	Per BOE	Total $	Per BOE
Cost and expenses	(In thousands, except per unit amounts)
Lease operating expense
Insurance expense	$18,391	$1.85	$22,890	$1.79
Workover and maintenance	31,865	3.20	40,586	3.18
Direct lease operating expense	188,059	18.89	156,117	12.23
Total lease operating expense	238,315	23.94	219,593	17.20
Production taxes	1,192	0.12	590	0.05
Gathering and transportation	11,459	1.15	20,043	1.57
Pipeline facility fee	31,483	3.16	30,495	2.39
Depreciation, depletion and amortization	116,733	11.72	125,498	9.83
Accretion of asset retirement obligations	32,339	3.25	53,399	4.18
Impairment of oil and natural gas properties	40,849	4.10	569,929	44.64
General and administrative	57,346	5.76	66,967	5.24
Reorganization items	(1,529)	(0.15)	-	-
Total costs and expenses	$528,187	$53.05	$1,086,514	$85.10
Other (expense) income
Other income, net	154	0.02	610	0.05
Gain on early extinguishment of debt	-	-	777,022	60.86
Interest expense	(11,129)	(1.12)	(217,044)	(17.00)
Total other (expense) income, net	$(10,975)	$(1.10)	$560,588	$43.91

Lease operating expenses on a per BOE basis were $23.94 and $17.20 for the nine months ended September 30, 2017 and 2016, respectively. The total lease operating expense increased primarily due to increased well activity and return to normal operating margins charged by our vendors. Lease operating expense per BOE increased by $6.74 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were $1.15 and $1.57 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in gathering and transportation expense was primarily due to the recording of a net credit of approximately $15.3 million due from ONRR as part of a multi-year federal royalty refund claim, partially offset by approximately $3.6 million incurred on pipeline repairs.  We expect to complete federal royalty refund claim lookback for years prior to 2017 by the end of year 2017 and may recognize additional refunds during the fourth quarter of 2017.

The pipeline facility fee of $31.5 million and $30.5 million for the nine months ended September 30, 2017 and 2016, respectively, pertains to the straight line lease expense attributable to GIGS and was previously included in gathering and transportation expense.  Such reclassification had no effect on previously reported total costs and expenses.  Pipeline facility fee expense per BOE increased by $0.77 per BOE primarily due to lower production volumes.

DD&A expense on a per BOE basis was $11.72 and $9.83 for the nine months ended September 30, 2017 and 2016, respectively. The DD&A expense recorded for the nine months ended September 30, 2017 is not comparable to other periods due to the measurement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis was $3.25 and $4.18 for the nine months ended September 30, 2017 and 2016, respectively. The accretion expense recorded for the nine months ended September 30, 2017 is not comparable to other periods due to the measurement of asset retirement obligations at their fair value upon emergence from bankruptcy.

For the nine months ended September 30, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $40.8 million. The impairment was due to the difference in SEC proved reserves and the related PV‑10 value as of March 31, 2017 prepared by NSAI compared with SEC reserves and PV‑10 value as of December 31, 2016 that were prepared by our internal reservoir engineers. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report are: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. For the nine months ended September 30, 2016, the ceiling test computation resulted in impairment of the Predecessor’s oil and natural gas properties of $569.9 million, primarily related to declining prices.

General and administrative expenses on a per BOE basis were $5.76 and $5.24 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in total general and administrative expense was primarily due to lower employee salary costs, legal expenses, rent expense and restructuring costs, partially offset by higher stock-based compensation and increase in severance and separation costs of approximately $7.6 million. General and administrative expense per BOE increased by $0.52 per BOE due to lower production volumes.

During the nine months ended September 30, 2017, the net credit of $1.5 million to the reorganization items reflects $3.8 million credit pertaining to the correction of immaterial errors to the fresh start accounting opening balance sheet related to asset retirement obligations and other property, plant and equipment, partially offset by approximately $2.4 million in additional professional fees related to restructuring. These errors were not deemed material with respect to the prior year, the nine months ended September 30, 2017 or the anticipated results for the fiscal year 2017.

During the nine months ended September 30, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $266.6 million of 8.25% Senior Notes due 2018 and $471.1 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $2.8 million, plus accrued interest. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested for conversion. We recorded a gain on the repurchases and conversion totaling approximately $777.0 million, net of associated debt issuance costs, debt discount and certain other expenses.

Interest expense on a per BOE basis was $1.12 and $17.00 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the elimination of interest on all of the Predecessor’s prepetition notes which were cancelled on the Emergence Date, other than the 4.14% promissory note of $5.5 million.

Income Tax Expense

We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time; accordingly, our net increase in valuation allowance for the nine months ended September 30, 2017 was $38 million.

Liquidity and Capital Resources

We plan to fund our operations for the remainder of our fiscal year 2017 primarily through cash on hand and cash flows from operating activities. Future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Our primary use of cash is to fund capital expenditures used to develop our oil and natural gas properties. As of September 30, 2017 we had approximately $173.4 million of cash on hand and $12.5 million in available borrowing capacity under the Exit Facility, which is only available under specific circumstances.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. For 2017, the Company expects its capital budget, excluding acquisitions but including plugging and abandonment to be in the range of $115 million to $130 million in total, of which plugging and abandonment costs is expected to be in the range of $55 million to $65 million.  The Company believes it has sufficient liquidity as of September 30, 2017, including approximately $173.4 million of cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements for operating and capital expenditures and for principal and interest payments on our outstanding debt.

However, as described above under “Recent Developments—Strategic Review,” we are currently in the middle of our budgeting and forecasting process, and the Board has not yet reviewed or approved our 2018 capital and development budget.  But two possible development scenarios that have been discussed with the Board would require additional funds from either increased commodity prices or new external capital to maintain reasonable liquidity in 2019.  The final 2018 capital and development plan approved by the Board may differ materially from either or both of these two scenarios.

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

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to ensure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for new or existing bonds. Any further expense requirement to provide additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would reduce our liquidity.

Exit Facility

Pursuant to the Plan, on the Emergence Date, all outstanding obligations under the Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) and the related collateral agreements and the credit agreements governing such obligations were cancelled and, the Company, as Borrower, and the other Reorganized Debtors entered into a secured Exit Facility which matures on December 30, 2019. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility consists of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Prepetition Revolving Credit Facility of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the Gulf of Mexico. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor of ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

Following the reduction of $25 million in the letters of credit issued in favor of ExxonMobil, the credit capacity under the Exit Revolving Facility was permanently reduced by 50% of the $25 million reduction in the letters of credit, or $12.5 million. The remaining 50%, or $12.5 million, of such aggregate reduction is available for borrowing, under specific circumstances, as revolving loans subject to a maximum for all such loans of (i) $25 million prior to the date the borrowing base is initially determined and (ii) the borrowing base, on and after the date the borrowing base is initially determined. The borrowing base will be initially determined at a date elected by the Company, and will be redetermined semi-annually thereafter. Currently, the Company has not elected a date for the initial borrowing base determination.

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date and (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter beginning with the quarter ending March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

Further, the Company on March 3, 2017, entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, included updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. As a result, the Company must now deliver a December 31 reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. A second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. Further, a second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. The Second Amendment amended the requirement of the “as of” date from January 1, 2017 to April 1, 2017, only with respect to the first reserve report prepared by a third-party reservoir engineer. Additionally, the Amendment also revised the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which are calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

As of September 30, 2017, we had approximately $74 million in borrowings and $202.8 million in letters of credit issued under the Exit Facility.

BOEM Bonding Requirements

The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan, as such plan may be revised by the Proposed Plan Amendment, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. We continue to work with the BOEM in finalizing a process under the Long-Term Plan and the Proposed Plan Amendment for providing adequate levels of financial assurance to satisfy the BOEM with respect to its April 2015 supplemental bonding letter and any subsequent concerns and guidance. We can provide no assurance that we can continue in the future to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to provide the additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about the BOEM’s supplement bonding requirements, see “- Known Trends and Uncertainties - BOEM Supplemental Financial Assurance and/or Bonding Requirements” above.

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For the nine months ended September 30, 2017, our capital expenditures excluding acquisitions but including plugging and abandonment obligations totaled approximately $87.7 million, of which approximately $44.9 million was spent on development of our core properties, approximately $39.8 million was spent on plugging and abandonment obligations and approximately $3.0 million on other assets. For 2017, the Company expects its capital budget, excluding acquisitions but including plugging and abandonment to be in the range of $115 million to $130 million in total, of which plugging and abandonment costs are expected to be in the range of $55 million to $65 million. We believe that our capital resources from existing cash balances and anticipated cash flow from operating activities will be adequate to fund anticipated cash requirements for capital expenditures. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict and cannot be determined at this time. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or if our cost-cutting efforts are not adequately balanced, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Successor	Predecessor
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$53,864	$(56,580)
Net cash used in investing activities	(41,660)	(47,700)
Net cash used in financing activities	(4,208)	(5,897)
Net increase (decrease) in cash and cash equivalents	$7,996	$(110,177)

Operating Activities

Net cash provided by and used in operating activities for the nine months ended September 30, 2017 and 2016 was $53.9 million and $56.6 million, respectively. The cash provided by operating activities for the nine months ended September 30, 2017 was primarily due to higher realized commodity prices and lower cash outflows associated with operating assets and liabilities, including cash outflows related to general and administrative expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $41.7 million and $47.7 million, respectively. The decrease in cash used in investing activities was primarily due to the reduction in insurance recoveries and change in restricted cash.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $4.2 million and $5.9 million, respectively.  During the nine months ended September 30, 2017, cash used in financing activities consists of $4.1 million used to primarily repay in full the outstanding amount under 4.14% promissory note. During the nine months ended September 30, 2016, cash used in financing activities consists primarily of $2.9 million used to repay debt, $1.4 million in fees incurred on repurchase of prepetition notes and $1.6 million incurred in debt issuance costs.

Contractual Obligations

Our contractual obligations at September 30, 2017 did not change materially from those disclosed in Item 7 of our 2016 Transition Report, other than as disclosed in Note 5 – Asset Retirement Obligations and Note 13 – Commitments and Contingencies of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Organization, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to our Consolidated Financial Statements included in our 2016 Transition Report and Note 2 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to our Consolidated Financial Statements in this Quarterly Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements in this Quarterly Report.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2016 Transition Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management that includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2017, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Most of our crude oil production is sold at Heavy Louisiana Sweet. We have historically included contracts indexed to NYMEX-WTI, ICE Brent futures and Argus-LLS futures in our derivative portfolio to closely align and manage our exposure to the associated price risk.  Under the terms of the Exit Facility, we are permitted to hedge 75% of our projected production, reduced to 55% of projected production during the hurricane season (July to October).

In October 2017, we entered into fixed price swap contracts benchmarked to ICE Brent, to hedge 2,500 BPD of our crude oil production for the period from January 2018 to June 2018 with an average fixed price of $56.59.

As of September 30, 2017, we had the following open crude oil derivative positions:

				Weighted Average Contract Price
	Type of		Volumes		Collars
Remaining Contract Term	Contract	Index	(MBbls)	Swaps	Floor	Ceiling
October 2017 - December 2017	Collars	Argus-LLS	920	-	$52.30	$57.43
October 2017 - December 2017	Swaps	NYMEX-WTI	260	$51.78
January 2018 - December 2018	Swaps	NYMEX-WTI	2,920	$50.68
January 2018 - June 2018	Swaps	Argus-LLS	362	$55.45	-	-

As of September 30, 2017, our crude oil contracts outstanding were in a net liability position of approximately $3.9 million. A 10% increase in crude oil prices would decrease the fair value by approximately $22.1 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $21.5 million. These fair value changes assume volatility based on prevailing market parameters as of September 30, 2017.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period as well as our derivative strategies and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Exit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. Historically, we have managed our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. Following emergence from bankruptcy, we are no longer liable for interest on our fixed rate indebtedness (other than on our 4.14% Promissory Note and certain capital lease obligations). Therefore, we are exposed to interest rate risk for the indebtedness on which we are paying variable interest, specifically our Exit Facility. As of September 30, 2017, we had approximately $74 million of outstanding floating-rate debt. A 10% change in floating interest rates on period-end floating rate debt balances would change the year to date interest expense by approximately $0.1 million. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) to the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during our quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to the Following

3.1	Second Amended and Restated Certificate of Incorporation of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8‑K filed on January 6, 2017

3.2	Second Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.2 to the Company’s Form 8‑K filed on January 6, 2017

3.3	Third Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8‑K filed on February 7, 2017

10.1†	Employment Agreement by and between Energy XXI Gulf Coast, Inc. and Tiffany J. Thom, dated August 24, 2017	99.2 to the Company’s Form 8-K filed on August 25, 2017

10.2†	Waiver and Release of Claims Agreement, dated August 24, 2017, executed by Hugh Menown	99.3 to the Company’s Form 8-K filed on August 25, 2017

10.3†	Consulting Agreement, dated August 24, 2017, by and between Energy XXI Gulf Coast, Inc. and Hugh Menown	99.4 to the Company’s Form 8-K filed on August 25, 2017

10.4†	Salary Waiver Letter Agreement, dated October 25, 2017, by and between Energy XXI Gulf Coast, Inc. and Douglas E. Brooks	99.1 to the Company’s Form 8-K filed on October 26, 2017

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14 of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Energy XXI Gulf Coast, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY XXI GULF COAST, INC.

By:	/S/ DOUGLAS E. BROOKS
Douglas E. Brooks
Duly Authorized Officer and Chief Executive Officer

By:	/S/ TIFFANY J. THOM
Tiffany J. Thom
Duly Authorized Officer and Chief Financial Officer

Date:   November 14, 2017