Form 10-K
period 2017-12-31
Energy XXI Gulf Coast, Inc.
filed 2018-03-21
CIK 1404973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000‑1404973

Energy XXI Gulf Coast, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20‑4278595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1021 Main, Suite 2626 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713)‑351‑3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered under Section 12(b) of the Act
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $451,144,204 based on the closing sale price of $18.57 per share as reported on The NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒    No  ☐

The number of shares of the registrant’s common stock outstanding on March 2, 2018 was 33,268,478.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

GLOSSARY OF TERMS

Industry Terms

Below is a list of terms that are common to our industry and used throughout this Form 10‑K:

Bbl	Standard barrel containing 42 U.S. gallons	MMBbl	One million Bbls
Mcf	One thousand cubic feet	MMcf	One million cubic feet
Btu	One British thermal unit	MMBtu	One million Btu
BOE	Barrel of oil equivalent. Natural gas is converted into one BOE based on six Mcf of gas to one barrel of oil	MBOE	One thousand BOEs
DD&A	Depreciation, Depletion and Amortization	MMBOE	One million BOEs
Bcf	One billion cubic feet	NGLs	Natural gas liquids
BPD	Barrels per day

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

Exploitation is activity undertaken to increase value or realize full value in oil and natural gas field.

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

Gathering and transportation is the cost of moving crude oil or natural gas to the point of sale.

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

NGL refers to natural gas liquids.

Oil includes crude oil and condensate.

Pipeline facility fee is the straight line lease expense attributable to certain real and personal property constituting a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities at Grand Isle, Louisiana (“GIGS”).

Plugging and abandonment refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from a stratum will not escape into another or to the surface and the removal of associated equipment. Regulations of many states and the federal government require the plugging of abandoned wells.

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

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For a complete definition of proved developed oil and gas reserves, refer to Rule 4‑10(a)(3) of Regulation S-X as promulgated by the SEC.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For a complete definition of proved undeveloped oil and gas reserves, refer to Rule 4‑10(a)(4) of Regulation S-X as promulgated by the SEC.

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

Working interest is the operating interest that gives the owner a share of production and the right to drill, produce and conduct operating activities on the property.

Workover refers to the operations on a producing well to restore or increase production and such costs are expensed. If the operations add new proved reserves, such costs are capitalized.

Zone is a stratigraphic interval containing one or more reservoirs.

Other Terms

EPL Acquisition refers to the acquisition of EPL Oil & Gas Inc. on June 3, 2014 by EXXI Ltd.

Tax Code means the Internal Revenue Code of 1986, as amended, including changes made by the Tax Cuts and Jobs Act of 2017 (as defined below).

Tax Cuts and Jobs Act of 2017 refers to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017.

Bankruptcy Terms

On April 14, 2016 (the “Petition Date”), Energy XXI Ltd (“EXXI Ltd”), an exempt company incorporated under the laws of Bermuda and predecessor of the registrant under this Form 10‑K for the year ended December 31, 2017 (this “Form 10‑K”), Energy XXI Gulf Coast, Inc., then an indirect wholly-owned subsidiary of EXXI Ltd (“EGC”), EPL Oil & Gas Inc., an indirect wholly-owned subsidiary of EXXI Ltd (“EPL”) and certain other indirect wholly-owned subsidiaries of EXXI Ltd filed voluntary petitions for reorganization in the United States Bankruptcy Court for the Southern District of Texas, Houston Division seeking relief under the provisions of chapter 11 of Title 11 of the United States Code.

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

As used throughout this Form 10‑K, references to “EGC”, the “Company,” “we,” “our”, “Successor”, “Successor Company” or similar terms when used in reference to the period subsequent to the emergence from the bankruptcy refer to Reorganized EGC, the new parent entity and successor issuer of EXXI Ltd pursuant to Rule 12g‑3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Form 10‑K to “EXXI Ltd,” “we,” “our”, “Predecessor”, “Predecessor Company” or similar terms when used in reference to the periods prior to the emergence from the bankruptcy refer to Energy XXI Ltd, the predecessor and former parent entity that was dissolved upon the completion of the Bermuda Proceeding (as defined below).

Below is a list of additional terms relating to the bankruptcy as used throughout this Form 10‑K:

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

Convenience Date means December 31, 2016.

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

Provisional Liquidator means John C. McKenna, as appointed by the Bermuda Court.

Reorganized Debtors means the Debtors after completing the series of internal reorganization transactions pursuant to which, among other things, EXXI Ltd transferred all of its remaining assets to EGC.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10‑K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•

our ability to maintain sufficient liquidity and/or obtain adequate additional financing necessary to (i) maintain our infrastructure, particularly in light of its maturity, high fixed costs, and required level of maintenance and repairs compared to other Gulf of Mexico shelf producers, (ii) fund our operations, capital expenditures and to execute our business plan, develop our proved undeveloped reserves within five years and (iii) meet our other obligations, including plugging and abandonment and decommissioning obligations;

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
•

the effects of the departure of our former senior leaders and the hiring of a new Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) on our employees, suppliers, regulators and business counterparties;

•	recent changes (including announced future changes) in the composition of our board of directors of the Company (the “Board”);
•	our inability to retain and attract key personnel;
•

our ability to post collateral for current or future bonds or comply with any new regulations or Notices to Lessees and Operators (“NTLs”) imposed by the Bureau of Ocean Energy Management (the “BOEM”);

•	our ability to comply with covenants under the three-year secured credit facility (the “Exit Facility”) entered into by the Company as the borrower and the other Reorganized Debtors;
•	changes in our business strategy;
•	sustained or further declines in the prices we receive for our oil and natural gas production;
•	economic slowdowns that can adversely affect consumption of oil and natural gas by businesses and consumers;
•	geographic concentration of our assets;
•	our ability to make acquisitions and to integrate acquisitions;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	our inability to maintain relationships with suppliers, customers, employees and other third parties;
•	uncertainties in estimating our oil and natural gas reserves and net present values of those reserves;
•

the need to take ceiling test impairments due to lower commodity prices using SEC methodology, under which, commodity prices are computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period;

•	future derivative activities that expose us to pricing and counterparty risks;
•	our ability to hedge future oil and natural gas production may be limited by lack of available counterparties;
•	our ability to hedge future oil and natural gas production may be limited by financial/seasonal limits as required under our Exit Facility;
•	our degree of success in replacing oil and natural gas reserves through capital investment;
•	uncertainties in exploring for and producing oil and natural gas, including exploitation, development, drilling and operating risks;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability and cost of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes, tropical storms or maintenance or repairs of infrastructure and equipment;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and natural gas industry;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•

uncertainty of our ability to improve our operating structure, financial results and profitability following emergence from Chapter 11 and other risks and uncertainties related to our emergence from Chapter 11.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please read (1) Part I, Item 1A. “Risk Factors” and elsewhere in this Form 10‑K, (2) our reports and registration statements filed from time to time with the SEC and (3) other public announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date upon which they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

General Information

Energy XXI Gulf Coast, Inc. (“EGC” or the “Company”) was formed in December 2016 after emerging from a voluntary reorganization under Chapter 11 proceedings as the restructured successor of Energy XXI Ltd (“EXXI Ltd”).  Upon emergence, a new Board was put in place and throughout the year a new management team was assembled. We are headquartered in Houston, Texas, and engage in the development, exploitation, and operation of oil and natural gas properties primarily offshore on the Gulf of Mexico Shelf (“GoM Shelf”), which is an area in less than 1,000 feet of water, and also onshore in Louisiana and Texas. We own and operate nine of the largest GoM Shelf oil fields ranked by total cumulative oil production to date and utilize various techniques to increase the recovery factor and thus increase the total oil recovered. At December 31, 2017, our total proved reserves were 88.2 MMBOE of which 84% were oil and 75% were classified as proved developed. We operated or had an interest in 577 gross producing wells on 421,974 net developed acres, including interests in 55 producing fields.

Our geographic concentration on the GoM Shelf exposes us to various challenges, including: a high operating cost environment, operational risks related to hurricanes and storms, relatively steep decline curves, permitting and other regulatory requirements and plugging and abandonment liabilities.  Over the past year, we have proactively focused our operating plan to address these challenges, including: optimizing our development activity and controlling our operating costs through sole sourcing, consolidating facilities, and other cost-cutting initiatives.

Corporate Identity Update and Ticker Symbol Change

To better reflect our corporate identity as Energy XXI Gulf Coast, Inc., on March 16, 2018, we announced the change of our NASDAQ Global Select Market (“NASDAQ”) ticker symbol for our common stock from “EXXI” to “EGC”.   Our common stock began trading on the NASDAQ under the symbol “EGC” at the opening of business on March 21, 2018.  In conjunction with our corporate re-branding, on March 21, 2018, we adopted a refreshed corporate logo and launched an updated website that provides details on the Company’s updated vision and strategy.

Competitive Strengths

Strong Management and Technical Expertise.  Our seasoned and diverse management team averages over 32 years of industry experience with significant expertise in the Gulf of Mexico and the U.S. Gulf Coast area.  We have assembled a knowledgeable technical team of engineers, geologists and geophysicists who play a key role in the execution of our strategy.  Our engineers have an average of 17 years of industry experience and our team of geologic and geophysical experts average 32 years of industry experience.

Oil-Weighted Asset Base. We believe the high percentage of oil in our reserves and production provides us with an economic advantage that enhances stockholder value.  At year-end 2017, crude oil reserves constitute 84% of our total proved reserves.  Additionally, our production decline curve for oil in our GoM Shelf fields is typically lower than a comparable natural gas decline curve, resulting in longer-term production of our current reserves.  In the fourth quarter of 2017, crude oil consisted of 77% percent of our total equivalent production.

Our Legacy as a Gulf of Mexico Operator.  As a publicly traded operator with the largest asset portfolio on the GoM Shelf, based on cumulative production to date, we believe our multi-year operating history, experienced technical team and strong working relationships with BOEM and BSEE have established our position as a leading operator in the Gulf of Mexico.  Our legacy position in the GoM shelf area has enhanced our subsurface knowledge and operational expertise that can be employed in key plays in both deeper waters of the GoM as well as onshore areas in Louisiana and Texas.

Operating Efficiencies. We currently operate 89% of our proved reserves, all of which are currently located on the GoM Shelf, or onshore along the U.S. Gulf Coast.  As a result, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures and the costs of our projects.  In addition, our multiple wellbore locations provide diversification of our production and reserves.

Footprint on the GoM Shelf. Our geographical concentration on the GoM Shelf enables us to manage our operated fields with greater efficiencies and cost saving synergies. We believe our operational infrastructure and capacity places us in an advantageous position to aggregate properties and take on new development projects.

Business Strategy

Our strategy is to leverage our operational, technical and commercial expertise in conventional resource development to grow value by developing and exploiting our considerable GoM Shelf resource base. We also are positioned to target select acquisitions where our conventional drilling and development expertise can be readily deployed in both shallow water and deeper water opportunities, as well as onshore conventional plays, which could diversify our asset portfolio and reduce our per unit operating costs. Additionally, we also are evaluating divestiture of non-strategic assets.

The key facets of our strategy include:

Operate Safely and Comply with Environmental Operating Standards. Our strategy has a firm foundation built on our core values of safety, relationships, integrity, accountability, innovation and community.  Excellence in safety and environmental stewardship are top priorities that guide our decision making and risk management.

Execute Our Development and Exploitation Drilling Program in Core Areas.  Our current producing resource base includes a number of future drilling locations, predominantly in our well-established core areas. We plan to add new production and reserves by developing our inventory of both lower-risk proved undeveloped drilling locations as well as exploitation locations in a disciplined manner. Successful drilling of exploitation locations can have a meaningful positive impact on our reserves and production. We utilize various techniques that enable us to replenish our large inventory of drilling opportunities while continuing to drill in these prolific oil reservoirs when there are adequate funds to do so. Our 2018 capital expenditure program consists of six wells located in our core areas in West Delta and South Timbalier and focuses on arresting our natural production declines.

Maximize our Financial Flexibility. We are committed to driving financial discipline throughout our organization. We have spent the last twelve months evaluating our business and aligning operational costs with forecasted needs in order to maximize our financial flexibility. Our focus will remain on maintaining a conservative balance sheet, lowering costs to increase margins and preserve optionality to capitalize on an increase in prices and sustainable cost reductions and optimizing savings in multiple categories.  At December 31, 2017, liquidity totaled approximately $164.2 million, which was comprised of cash and cash equivalents totaling $151.7 million and $12.5 million in borrowing capacity available under certain conditions.  Additional sources of capital, if obtained, could strengthen our balance sheet and fund new growth opportunities, including accelerated drilling on our core properties, and targeted acquisitions that complement our current portfolio and utilize our core strengths.

Proactively Manage our Asset Retirement Obligations. We remain focused on proactively addressing our asset retirement and decommissioning obligations.  Plugging and abandonment expenditures are an ongoing part of doing business in the GoM and we have an internal team that is focused on how to meet those obligations on a timely and cost effective basis. Our capital expenditures plan for 2018 consists of spending approximately $50 to $60 million dollars on plugging and abandonment activities, similar to $52.7 million dollars spent on those activities in 2017.

Seek New Growth Opportunities. We have the skills to diversify our asset portfolio and reduce our per unit operating costs by targeting select acquisitions where our conventional drilling and development expertise can be deployed in both shallow water and deeper water opportunities, as well as onshore conventional plays.  As we look to increase efficiencies and optimize our infrastructure, we are also considering the divestment of non-strategic assets.  We remain receptive to possible consolidation transaction in our GoM shelf area which could create significant synergies through operating and overhead cost savings.

Protect Against Commodity Price Exposures. We utilize commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas.  We have historically used various instruments, including financially settled crude oil and natural gas puts, put spreads, swaps, costless collars and three-way collars in our derivative portfolio.  Any gains or losses resulting from the change in fair value from hedging transactions and from the settlement of hedging contracts are recorded in earnings as a component of revenues.

General Information on Properties

Below are descriptions of our significant properties at December 31, 2017.

Main Pass 61 Field.  We operate and have a 100% working interest in the Main Pass 61 field, located near the mouth of the Mississippi River in approximately 90 feet of water.  The field consists of federal OCS blocks Main Pass 60, 61, and 62.  Initially discovered by Pogo Producing Company in 2000, the field has produced in excess of 66 MMBOE since production first began in 2002, from four Upper Miocene sands.  The primary producer is the J-6 Sand, which consists of a series of stratigraphic reservoirs deposited in an outer shelf/upper slope channel/levee/overbank complex deposited on the regional south dip. The two larger J-6 Sand reservoirs, pods A and B are oil reservoirs that are being water-flooded to maintain reservoir pressure and maximize recovery. There are 28 producing wells and three major production platforms located throughout the field.  The field’s net production for December 2017 of 2.8 MBOE/Day (“MBOED”) accounted for approximately 9.9% of our net production.  Net proved reserves for the field were 85.9% oil at December 31, 2017.

Ship Shoal 208 Field.  We operate and have a 100% working interest in the Ship Shoal 208 Field, located 110 miles southwest of New Orleans, Louisiana in approximately 100 feet of water on OCS blocks Ship Shoal 208, 209 and 215. The field was acquired through the EPL Acquisition.  The Ship Shoal 208 Field surrounds a large salt dome and produces from over 30 Upper and Lower Pliocene reservoir. The field was discovered by Pure Energy in 1960 and has produced in excess of 459 MMBOE since production first began in 1963. We have 13 platforms and 25 active wells throughout the field. The field’s net production for December 2017 of 1.9 MBOED accounted for approximately 6.5% of our net production.  Net proved reserves for the field were 90.2% oil at December 31, 2017. This field is the ninth largest oil field on the GoM Shelf, based on cumulative production to date.

South Pass 49 Field.  We operate and have a 100% working interest in the South Pass 49 field, which is located near the mouth of the Mississippi River in approximately 400 feet of water. The field was discovered by Gulf Oil in 1974.  The field produces from Lower Pliocene sands, which consist of the Discorbis 20 thru Discorbis 70 sands, ranging in depths from 7,600 feet to 9,400 feet, on OCS blocks South Pass 33, 48, and 49.  There are 13 active wells located throughout the field.  Production is processed through one central production platform, and the field has produced in excess of 112 MMBOE.  The field’s net production for December 2017 of 1.7 MBOED accounted for approximately 6.1% of our net production.  Net proved reserves for the field were 65.0% oil at December 31, 2017.

South Pass 78. We operate and own 100% working interest in the South Pass 78 complex.  The complex includes portions of South Pass blocks 57, 58, 78 and all of 77 and is located 86 miles southeast of New Orleans in water depths ranging from 140 to 190 feet.  Pennzoil Energy Co. discovered the field in 1972. To date the field has produced in excess of 240 MMBOE from 68 stacked oil and gas reservoir, ranging in depths from -3000’ to -15300’ TVDSS.  The field is dominated by a large piercement salt dome, with its shallowest penetration being in the southwest corner of block 57. Hydrocarbons are trapped in the field by a combination of faulting and/or complex stratigraphy associated with the reservoir sands. The reservoirs range in age from Lower Pleistocene to Upper Miocene. There are four major production platforms, which have 28 actively producing wells. The field’s net production for December 2017 of 1.4 MBOED accounted for approximately 4.9% of our net production.  Net proved reserves for the field were 64.5% oil at December 31, 2017.

South Timbalier 21. We operate and have a 100% working interest in the South Timbalier 21 area, located six to ten miles offshore of Lafourche Parish, Louisiana in approximately 55 feet of water on OCS blocks South Timbalier 21, 22, 23, 26, 27, 28 and 41, as well as on two state leases. Block 26 and 41 were acquired through the EPL Acquisition.  The South Timbalier 21 area, discovered by Gulf Oil Company and Shell Oil Company in the late 1950s and 1960s, has produced in excess of 596 MMBOE since production began in 1957, with the exception of South Timbalier 41, discovered by EPL in 2004, which has produced in excess of 25 MMBOE.  The field is bounded on the north by a major Miocene expansion fault. Miocene sands are trapped structurally and stratigraphically from 7,000 feet to 15,000 feet in depth. A large counter-regional fault, along with salt and smaller faults, creates traps and separates hydrocarbon accumulations into individual compartments. There are 23 major production platforms, 29 smaller structures and 48 active wells located throughout the fields. The area’s net production for December 2017 of 1.5 MBOED accounted for approximately 5.2% of our net production.  Net proved reserves for the field were 77.2% oil at December 31, 2017.

South Timbalier 54 Field. We operate and have a 100% working interest in the South Timbalier 54 field, located 36 miles offshore of Lafourche Parish, Louisiana in approximately 67 feet of water on the OCS. The field was originally discovered in 1955 by Humble Oil and Refining. The field is at the confluence of regional and counter-regional fault systems. Pleistocene through Miocene sands are trapped from 4,800 feet to 17,000 feet in shallow low relief structures over a deeper seated salt dome and in combinations of structural and stratigraphic traps against salt at depth. Minor faulting separates hydrocarbon accumulations into individual compartments. The field has produced in excess of 153 MMBOE. There are six production platforms and 27 active wells located throughout the field. The field’s net production for December 2017 of 1.9 MBOED accounted for approximately 6.6% of our net production.  Net proved reserves for the field were 75.8% oil at December 31, 2017.

West Delta 30 Field.  We operate eight of the twelve blocks that comprise the West Delta Block 30 Field.  Our working interests range from 84% to 100%. The field lies in United States Federal waters about 21 miles south of Grand Isle, Louisiana.  Water depth is from twenty to sixty feet.  The field was discovered in 1948 by Humble Oil and Refining Company.  Hydrocarbon accumulations are set up by a salt dome on the western side of the field and a large counter regional fault running east-west through the middle of the field.  Productive sands range from 2,000 feet deep to 17,500 feet deep and generally produce via a strong water drive. Traps are both structural and stratigraphic.  The field has produced in excess of 752 MMBOE. There are 45 production structures and 80 active wells in the field. The field’s net production for December 2017 of 3.4 MBOED accounted for approximately 11.9% of our net production. Net proved reserves for the field were 88.3% oil at December 31, 2017.  This field is the second largest oil field on the GoM Shelf, based on cumulative production to date.

West Delta 73 Field.  We operate and have a 100% working interest in the West Delta 73 field, located 28 miles offshore of Grand Isle, Louisiana in approximately 175 feet of water on the Outer Continental Shelf (“OCS”). The field, which was first discovered in 1962 by Humble Oil and Refining, is a large low relief faulted anticline.  The field produces from Pleistocene through Upper Miocene aged sands trapped structurally on the high side closures over the large anticlinal feature from 1,500 feet to 13,000 feet.  The field has produced in excess of 392 MMBOE. There are seven production platforms and 46 active wells located throughout the field.  The field’s net production for December 2017 of 2.3 MBOED accounted for approximately 8.2% of our net production.  Net proved reserves for the field, which is our largest field based upon net proved reserves, were 93.9% oil at December 31, 2017. This field is the tenth largest oil field on the GoM Shelf, based on cumulative production to date.

Reserve Estimation Procedures and Internal Controls over Reserve Estimates

From June 30, 2013 through June 30, 2016, the Company utilized third-party engineers to audit its internal calculations of reserves and as of December 31, 2016, the reserve quantities were estimated and compiled by its internal reservoir engineers. The Company did not have a fully-engineered third-party report prepared since 2012.  Under the terms of its First Lien Exit Credit Agreement executed in 2016, a third party engineer report was required annually, with the first report due by May 31, 2017. As a result, we had a fully-engineered report prepared by Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm (“NSAI”) as of March 31, 2017.

NSAI’s report estimated total proved reserves as of March 31, 2017 to be 109.4 MMBOE, of which 80% were oil, 2% were natural gas liquids, and 18% were natural gas. SEC 12-month average NYMEX pricing on March 31, 2017 was $44.10 per BBL and $2.73 per MMBTU, before differentials.  The PV-10 Value on that date was $108.4 million. By comparison, in the Company’s year-end 2016 internally-prepared report, total proved reserves were 121.9 MMBOE and the PV-10 was $135.4 million, using a crude oil price of $42.74 per BBL and $2.48 per MMBTU, before differentials.  The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC report and the internally-prepared year-end 2016 report were: (i) technical reassessments, (ii) higher capital costs and

(iii) production during the first quarter of 2017.  The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas.

The estimates included in this Form 10-K of our proved reserves were also prepared by NSAI and include estimates for all of the proved reserves attributable to our net interests in oil and natural gas properties as of December 31, 2017.  The scope and results of NSAI’s procedures are summarized in a report, which is included as Exhibit 99.1 to this Form 10-K.  For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see “Item 8.  Financial Statements and Supplementary Data - Supplemental Oil and Gas Information (Unaudited).”

In the process of estimating our proved reserves, NSAI used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests and by employing deterministic methods in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (“SPE Standards”).  NSAI also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance and conform to ASC 932, Extractive Activities – Oil and Gas.

Internal Control and Qualifications of Third Party Engineers and Internal Staff

The technical persons primarily responsible for preparing the estimates at NSAI meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards.  Connor B. Riseden, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2006 and has over 4 years of prior industry experience.  Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience.  NSAI is a firm of independent petroleum engineers, geologists, geophysicists and petrophysicists.  NSAI does not own an interest in our properties nor is NSAI employed on a contingent basis.

   Our internal controls over reserves estimates include reconciliation and review controls.  Our internal reservoir engineers work closely with representatives of NSAI to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserves estimation process. We provide historical information to NSAI, including ownership interest, oil and gas production, well test data, and operating and development costs. In the conduct of their preparation of the reserve estimates, NSAI did not independently verify the accuracy and completeness of information and data furnished by us with respect to ownership interests, well test data, historical costs of operation and development or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its work, something came to NSAI’s attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data without first satisfactorily resolving the questions they had about such information or data.  Our Director of Reserves, Lee I. Williams, is the technical person primarily responsible for overseeing the internal reserve estimation process and also to provide the appropriate data to NSAI for its reserves estimation process. Mr. Williams has 17 years of industry experience with positions of increasing responsibility and has over 14 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1998 with a Bachelor of Science Degree in Petroleum Engineering.  The NSAI reserve report is reviewed with representatives of NSAI and our senior management and Director of Reserves before dissemination of the information. Additionally, a summary of the NSAI reserve report is presented to our Board for its review.

Technologies Used in Reserve Estimation

The SEC allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. The term “reasonable certainty” is defined by the SEC as “much more likely to be produced than not” and “much more likely to increase or remain constant than to decrease.” NSAI employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, seismic data, well test data, production data, pressure data and reservoir simulation. There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Accordingly, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.

Summary of Oil and Gas Reserves at December 31, 2017

The following estimates of the net proved reserves of our oil and natural gas properties located entirely within the U.S. are based on estimates prepared by NSAI. Reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions with no provisions for price and cost changes except by contractual arrangements. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available. Please read Item 1A. Risk Factors “—Estimates of reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”

	Successor
	Summary of Oil and Natural Gas Reserves as of December 31, 2017 Based on Average Twelve Month Period Prices
	Oil MMBbls	NGLs MMBbls	Natural Gas Bcf	MMBOE	Percent of Total Proved	PV-10 (in thousands)(1)(2)(3)
Proved
Developed	55.0	1.4	58.9	66.2	75%	$(149.1)
Undeveloped	19.4	0.3	14.1	22.0	25%	164.2
Total proved	74.4	1.7	73.0	88.2		15.1

Future income taxes						—
Less present value discount at 10%						—
Future income taxes discounted at 10%						—
Standardized measure of future discounted net cash flows						$15.1

(1)

We refer to “PV‑10” as the present value of estimated future net revenues of estimated proved reserves using a discount rate of 10%. This amount includes projected revenues less estimated production costs, abandonment costs and development costs but does not include effects, if any, of income taxes, as described below. PV‑10 is not a financial measure prescribed under accounting principles generally accepted in the U.S. (“U.S. GAAP”); therefore, the table reconciles this amount to the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP financial measure. Management believes that the non-U.S. GAAP financial measure of PV‑10 is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. PV‑10 is used internally when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities. We believe the use of this pre-tax measure is valuable because there are unique factors that can impact an individual company when estimating the amount of future income taxes to be paid. Management believes that the presentation of PV‑10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV‑10 is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV‑10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under U.S. GAAP. Average prices (calculated using the average of the first-day-of-the-month commodity prices during the 12‑month period ended on December 31, 2017) used in determining future net revenues were $47.79 per barrel of oil for West Texas Intermediate  (“WTI”) benchmark plus $3.20 per barrel for crude quality and location differentials, for a total of $50.99 per barrel. For NGLs, the average price used was $26.79 per barrel. For natural gas, the average price used was $2.98 per MMBtu utilizing the Henry Hub benchmark less adjustments for gas quality, BTU content and location differentials, for a total of $2.85 per Mcf.

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

Changes in Proved Reserves

From June 30, 2013 through June 30, 2016, the Company utilized third-party engineers to audit its internal calculations of reserves and as of December 31, 2016, the reserve quantities were estimated and compiled by its internal reservoir engineers. The Company did not have a fully-engineered third-party report prepared since 2012.  Under the terms of its First Lien Exit Credit Agreement executed in 2016, a third party engineer report was required annually, with the first report due by May 31, 2017. As a result, we had a fully-engineered report prepared by NSAI as of March 31, 2017, and the Company plans to have any future annual reserve reports fully-engineered by a third-party engineering firm.   Therefore, the estimates included in this Form 10-K of our proved reserves as of December 31, 2016 were internally generated, while the proved reserves attributable to our net interests in oil and natural gas properties as of December 31, 2017 were fully engineered by NSAI. Our proved reserves decreased by 33.7 MMBOE or by approximately 28% from 121.9 MMBOE at December 31, 2016 to 88.2 MMBOE as of December 31, 2017. The decrease was primarily due to:

•

17.4 MMBOE of negative revisions of proved undeveloped reserves.  These reserves were written off primarily due to updated technical assessments of undeveloped reserves and, due to delayed drilling activity during 2017 and changes to the Company’s drilling schedule, the SEC’s requirement that undeveloped reserves be developed within five years of the initial booking.

•	12.5 MMBOE of production during the period.
•	10.7 MMBOE of reserves that became uneconomic due to increased estimates of lease operating expenses.
•

9.6 MMBOE of negative revisions of proved developed non-producing reserves.  Of these negative revisions, 4.2 MMBOE were primarily due to the revised drilling schedule truncating proved economic field lives and 5.2 MMBOE were due to updated technical assessments.

These were offset by:

•	7.1 MMBOE of new reserves that were added after technical reviews of the assets.
•	Upward revisions of 7.0 MMBOE of reserves due to increased product prices and improved field economics.
•	Upward revisions of 3.3 MMBOE of proved developed producing reserves due to performance.

Development of Proved Undeveloped Reserves

Due to depressed commodity prices and EXXI Ltd’s lack of capital resources to develop its properties, the proved undeveloped oil and natural gas reserves no longer qualified as being proved as of December 31, 2015. As a result, EXXI Ltd removed all of its proved undeveloped oil and natural gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category on December 31, 2015 were still economic at prices and costs applicable to SEC reserve reports at such date, but were reclassified to the contingent resource category because they were no longer expected to be drilled within five years of initial booking due to then current constraints on EXXI Ltd’s ability to fund development drilling.

Following emergence from bankruptcy and in accordance with fresh start accounting, the Company, based on the then renewed ability to fund development drilling, recorded proved undeveloped reserves of 36.5 MMBOE at December 31, 2016. Future development costs associated with our proved undeveloped reserves at December 31, 2016 totaled approximately $443.2 million. As of December 31, 2017, the Company had proved undeveloped reserves of 22.0 MMBOE with future development costs of $356.1 million.

The plan to drill and develop the Company’s undeveloped reserves is updated and approved on an annual basis.  Updates to the plan are based upon a variety of criteria, including changes in market conditions, maximization of present value, cash flow and production volumes, drilling obligations, five-year rule requirements, and anticipation of certain drilling rig types.  Due to these multiple, dynamic factors, the plan and its implementation is reviewed by senior management and the Board throughout the year as market conditions change.  The relative portion of total proved undeveloped reserves that the Company develops will not be uniform from year to year, but will vary by year depending upon the factors that affect the drilling plan; including financial targets such as reducing debt, drilling obligatory wells and the inclusion of newly acquired proved undeveloped reserves or non-proved prospects.  As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they were first recognized as proved undeveloped locations in the Company’s reserves report.

Our current proved undeveloped schedule is also subject to change due to external factors such as changes in commodity prices, the availability of capital, acquisitions, regulatory matters and the availability of drilling rigs that are capable of drilling in a given area. Senior management continuously monitors our development drilling plan to ensure that there is reasonable certainty of proceeding with our development plans and informs the Board of any required changes to the existing long range plan and the related development plan. The following table presents the percentage of proved undeveloped reserves scheduled to be developed by fiscal year, in accordance with our long range plan.

Successor
Year Ending December 31,	Percentage of Proved Undeveloped Reserves Scheduled to be Developed
2018	12.0%
2019	28.0%
2020	23.0%
2021	37.0%
Total	100.0%

The following table discloses our progress toward the conversion of proved undeveloped reserves during the fiscal year ended December 31, 2017.

	Oil and Natural Gas	Future Development Costs
	(MBOE)	(in thousands)
Proved undeveloped reserves at December 31, 2016	36,498	$443,172
Extensions, discoveries and other additions	4,754	104,388
Revisions of previous estimates	(19,213)	(191,477)
Total reduction in proved undeveloped reserves	(14,459)	(87,089)
Proved undeveloped reserves at December 31, 2017	22,039	$356,083

Drilling Activity

The following table sets forth our drilling activity.

	Successor		Predecessor
	Year Ended		Six Months Ended		Year Ended June 30,
	December 31, 2017		December 31, 2016		2016		2015
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	1.0	1.0	—	—	1.0	1.0	21.0	21.0
Exploratory	—	—	—	—	—	—	3.0	1.7
Total	1.0	1.0	—	—	1.0	1.0	24.0	22.7

Nonproductive wells drilled
Development	1.0	1.0	—	—	—	—	1.0	1.0
Exploratory	—	—	—	—	—	—	1.0	0.6
Total	1.0	1.0	—	—	—	—	2.0	1.6

Present Activities

As of December 31, 2017, we had no wells being drilled.

Delivery Commitments

We had no delivery commitments in the year ended December 31, 2017.

Productive Wells

Our working interests in productive wells were as follows:

	Successor				Predecessor
	December 31,				June 30,
	2017		2016		2016
	Gross	Net	Gross	Net	Gross	Net
Natural gas	76	50	100	73	103	76
Crude oil	501	409	516	425	532	436
Total	577	459	616	498	635	512

Acreage

Working interests in developed and undeveloped acreage were as follows:

	Successor
	December 31, 2017
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Onshore	11,529	2,904	46,570	22,170	58,099	25,074
Offshore	513,497	419,070	68,810	35,176	582,307	454,246
Total	525,026	421,974	115,380	57,346	640,406	479,320

The following table summarizes potential expiration of our onshore and offshore undeveloped acreage.

	Successor
	Year Ended December 31,
	2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net
Onshore	502	251	1,069	605	4,624	3,118
Offshore	-	-	6,456	5,364	-	-
Total	502	251	7,525	5,969	4,624	3,118

Capital Expenditures, Including Acquisitions and Costs Incurred

The supplementary data presented reflects information for all of our oil and natural gas producing activities. Costs incurred for oil and natural gas property acquisition, exploration and development activities were as follows:

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
		(in thousands)
Property acquisitions
Proved	$96	$1,500	$26,400	$—
Unevaluated	—	—	—	2,304
Exploration costs	669	—	1,400	38,183
Development cost	62,283	22,300	57,400	608,605

Oil and Natural Gas Production and Prices

Our average daily production represents our net ownership and includes royalty interests and net profit interests owned by us. Our average daily production and average sales prices (excluding derivative gain or loss) follow. For other selected financial data including operating revenues, net income and total assets, see “Item 6. Selected Financial Data.”

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
Sales Volumes per Day
Natural gas (MMcf)	47.3	73.3	92.8	102.7
NGLs (MBbls)	0.8	0.9	2.5	2.7
Crude oil (MBbls)	25.5	29.8	34.5	39.1
Total (MBOE)	34.2	42.9	52.5	58.9
Percent of BOE from crude oil and NGLs	77%	72%	71%	71%

Average Sales Price
Natural gas per Mcf	$3.11	$2.75	$2.04	$3.13
NGLs per Bbl	$29.62	$21.12	$16.09	$28.09
Crude oil per Bbl	$51.69	$46.71	$42.18	$71.82
Sales price per BOE	$43.57	$37.57	$32.10	$54.41

Oil and Natural Gas Production, Prices and Production Costs – Significant Fields

The following field contains 15% or more of our total proved reserves as of December 31, 2017. Our average daily production, average sales prices and production costs for that field are as follows:

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
West Delta 73
Sales Volumes per Day
Natural gas (MMcf)	1.8	1.8	3.0	4.3
NGLs (MBbls)	—	—	0.1	0.1
Crude oil (MBbls)	3.0	3.8	4.8	4.9
Total (MBOE)	3.3	4.1	5.4	5.8
Percent of BOE from crude oil and NGLs	91.0%	93.0%	91.0%	86.0%

Average Sales Price
Natural gas per Mcf	$3.35	$4.31	$2.34	$3.46
NGLs per Bbl	$—	$—	$14.72	$25.18
Crude oil per Bbl	$52.03	$46.01	$42.91	$68.63
Production cost per BOE	$26.14	$15.90	$16.99	$19.91

Production Unit Costs per BOE

Our production unit costs per BOE follow. Production costs include lease operating expense and production taxes.

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
Average Cost per BOE
Production costs
Lease operating expense
Insurance expense	$1.88	$1.60	$1.97	$1.86
Workover and maintenance	3.54	2.81	3.00	3.02
Direct lease operating expense	20.17	12.89	12.11	16.04
Total lease operating expense	25.59	17.30	17.08	20.92
Production taxes	0.11	0.06	0.08	0.39
Total production costs	$25.70	$17.36	$17.16	$21.31

Derivative Activities

We are actively engaged in a hedging program designed to manage our commodity price risk and to enhance the certainty and predictability of cash flow. For further information regarding our risk management activities, please read Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10‑K.

Marketing and Customers

We market a majority of our oil and natural gas production. Our oil and natural gas production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices.

Chevron USA (“Chevron”), Shell Trading Company (“Shell”), Plains Marketing, LP (“Plains”) and Trafigura Trading, LLC (“Trafigura”) accounted for approximately 26%, 25%, 18% and 12%, respectively, of our total oil and natural gas revenues during year ended December 31, 2017. Trafigura, Chevron and Shell accounted for approximately 27%, 26%, and 26%, respectively, of our total oil and natural gas revenues during the six months ended December 31, 2016. Trafigura accounted for approximately 22% of our total oil and natural gas revenues during the year ended June 30, 2016. Chevron accounted for approximately 22% and 24% of our total oil and natural gas revenues during the years ended June 30, 2016 and 2015, respectively. Shell accounted for approximately 21% and 29% of our total oil and natural gas revenues during the years ended June 30, 2016 and 2015, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 26% of our total oil and natural gas revenues during the year ended June 30, 2015. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Trafigura, Chevron or Shell curtailed their purchases. Although we believe we will be able to sell our production, prices may vary depending on demand.

We transport a portion of our oil and natural gas through third-party gathering systems and pipelines. Transportation space on these gathering systems and pipelines is normally readily available. Our ability to market our oil and natural gas has at times been limited or delayed due to restricted or unavailable transportation space or weather damage.

Competition

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors include larger independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours. These additional resources can be particularly important in reviewing prospects and purchasing properties. Our competitors may also have a greater ability to continue drilling activities during periods of low oil and natural gas prices and to absorb the burden of current and future governmental regulations and taxation. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted. Please read Item 1A. Risk Factors “—Competition for oil and natural gas properties and prospects is intense, and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.”

Government Regulation

Our oil and natural gas exploration, production and related operations and activities are subject to extensive rules and regulations promulgated by federal, state and local governmental agencies. Failure to comply with such rules and regulations can result in substantial penalties. Because such rules and regulations may be subject to amendment by the respective regulating agency or re-interpretation by a court, we are unable to predict the future cost or impact of complying with such laws. Although the regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect others in our industry with similar types, quantities and locations of production.

Regulations affecting production. The jurisdictions in which we operate, particularly the outer continental shelf (“OCS”), generally require permits for drilling operations, drilling bonds and operating reports and impose other requirements relating to the exploration and production of oil and natural gas. Those jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

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

In the event we conduct operations on federal, state or Indian oil and natural gas leases onshore in the future, our operations may be required to comply with additional regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and on-site security regulations and other appropriate permits issued by the Bureau of Land Management or other relevant federal or state agencies.

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

The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas pipeline transportation rates and service conditions, which affect the marketing of natural gas we produce, as well as the revenues we receive for sales of such production. FERC is under new leadership and may implement new rules and regulations affecting the price and terms of access to interstate pipeline transportation.  For example, FERC may implement new rules and regulations to address the tax law changes in the Tax Cuts and Jobs Act of 2017, which could have the effect of lowering the rates that interstate pipelines can charge.  In certain circumstances, FERC initiatives also may affect the intrastate transportation of natural gas. The stated purpose of many of FERC’s regulations is to promote competition among the various sectors of the natural gas industry. To the extent FERC changes its regulations, we do not believe that we will be affected in a manner materially different than other natural gas producers in our areas of operation.

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

Market manipulation and market transparency regulations. Under the Energy Policy Act of 2005 (“EPAct 2005”), FERC has regulatory oversight over natural gas markets, including the purchase, sale and transportation of natural gas by “any entity” in order to enforce the anti-market manipulation provisions in the EPAct 2005. The Commodity Futures Trading Commission (“CFTC”) also holds authority to regulate certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act. Likewise, the Federal Trade Commission (“FTC”) holds authority to regulate wholesale petroleum markets pursuant to the Federal Trade Commission Act and the Energy Independence and Security Act of 2007. With regard to our physical purchases and sales of natural gas, NGLs and crude oil, our gathering or transportation of these energy commodities, and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by FERC, FTC and/or the CFTC. These agencies hold substantial enforcement authority, including FERC’s ability to assess civil penalties of up to $1 million per day per violation, adjusted for inflation, or, for the CFTC, triple the monetary gain to the violator, order disgorgement of profits, and recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

Oil Pipeline Regulations. We own interests in oil pipelines regulated by FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 (“EPAct of 1992”), and the rules and regulations promulgated under those laws and, thus, have interstate tariffs on file with FERC setting forth our interstate transportation rates and charges and the rules and regulations applicable to our jurisdictional transportation service. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil, NGLs and refined petroleum products pipelines, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. A successful rate challenge could result in an oil pipeline paying refunds for the period that the rate was in effect and/or reparations for up to two years prior to the filing of a complaint. FERC generally has not investigated oil pipeline rates on its own initiative. Under the EPAct of 1992, oil pipeline rates in effect for the 365‑day period ending on the date of enactment of the EPAct of 1992 are deemed to be just and reasonable under the ICA if such rates were not subject to complaint, protest or investigation during that 365‑day period. These rates are commonly referred to as “grandfathered rates.” FERC may change grandfathered rates upon complaint only after it is shown that (i) a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment of the EPAct of 1992 and filed the complaint within 30 days of the expiration of the contractual bar; or (iii) a provision of the tariff is unduly discriminatory or preferential. The EPAct of 1992 places no similar limits on challenges to a provision of an oil pipeline tariff as unduly discriminatory or preferential.

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

Outer Continental Shelf Regulations. Our operations on federal oil and natural gas leases in the Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”) and the BOEM. These leases require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”). These laws and regulations are subject to change and may result in more stringent conditions and restrictions on activities that affect the environment. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency (the “EPA”), lessees must obtain a permit from the BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. In particular, to cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells, decommission or remove platforms and pipelines, and clear the seafloor of obstructions at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable financial assurances that such obligations will be met. In July 2016, the agency issued a new NTL that went into effect on September 12, 2016 (the “September 2016 NTL”) and augments requirements for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to satisfy decommissioning obligations on the OCS. On January 6, 2017, the BOEM announced that it was extending the implementation timeline for providing financial assurance under the September 2016 NTL by an additional six months (the “January 2017 Extension”). This January 2017 Extension of time applied to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest. On February 17, 2017, the BOEM announced that it was withdrawing orders issued in December 2016 to operators of so-called “sole liability properties” – leases, rights-of-way and rights of use and easement for which the holder is the only liable party – to allow additional time for review of its financial assurance program.  On June 22, 2017, the BOEM extended the timeline for implementation of the September 2016 NTL indefinitely.

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

•	Clean Water Act, which governs discharges of pollutants from facilities into waters of the United States;
•	Comprehensive Environmental Response, Compensation and Liability Act, which imposes strict liability where releases of hazardous substances have occurred or are threatened to occur;
•	Resource Conservation and Recovery Act (the “RCRA”), which governs the management of solid waste, including hazardous wastes;
•	Endangered Species Act, Marine Mammal Protection Act, and Migratory Bird Treaty Act, which govern the protection of animals, flora and fauna;
•	Oil Pollution Act of 1990, which imposes liabilities resulting from discharges of oil into navigable waters of the United States;
•	Emergency Planning and Community Right-to-Know Act, which requires implementing a safety hazard communication program and reporting of toxic chemicals used or produced in our operations;
•	Safe Drinking Water Act, which ensures the quality of public drinking water and governs underground injection and disposal activities; and

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or the re-interpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage transport, disposal or remediation requirements, could have a material adverse effect on the Company’s financial position and the drilling program’s results of operations. For example, during October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion for the 8‑hour primary and secondary ozone standards. The EPA established initial attainment and non-attainment designations for specific geographic locations under the revised standards on November 16, 2017. In a second example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in the costs to manage and dispose of wastes generated from exploration and production activities. On an international level, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in an agreement that requires member countries to review and “represent a progression”  in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020 (the “Paris Agreement”). Although the Paris Agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions.  The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017. With regard to safety-related requirements, the BSEE issued a final rule in April 2016 mandating more stringent design requirements and operational procedures for critical well control equipment used in oil and natural gas operations on the OCS. Among other things, this final rule imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, establishment of safe drilling margins with respect to downhole mud weights that may be used during drilling activities, and enhanced reporting requirements to regulators. These recent regulatory initiatives, or any other future laws, rules or initiatives, which impose more stringent environmental or safety-related requirements in connection with our onshore and offshore oil and natural gas exploration and production operations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”) and regulations adopted pursuant to OPA impose a variety of requirements on “responsible parties” related to the prevention of and response to oil spills into waters of the United States, including the OCS. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns joint and several, strict liability, without regard to fault, to each responsible party, for all containment and cleanup costs and a variety of public and private damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters, natural resource damages and economic damages suffered by persons adversely affected by an oil spill. Although defenses exist to the liability imposed by OPA, they are limited. In January 2018, the BOEM issued a final rule that raised OPA’s damages liability cap to $137.66 million. OPA also requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill. OPA currently requires a minimum financial responsibility demonstration of $35 million for companies operating on the OCS, although the Secretary of Interior may increase this amount up to $150 million in certain situations. We cannot predict at this time whether OPA will be amended or whether the level of financial responsibility required under OPA for companies operating on the OCS will be increased. In any event, if there were to occur an oil discharge or substantial threat of discharge, we may be liable for costs and damages, which costs and liabilities could be material to our results of operations and financial position.

Climate Change. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted regulations under the federal Clean Air Act that, among other things, establish certain permits and construction reviews designed to allow operations while ensuring the Prevention of Significant Deterioration (as defined in the federal Clean Air Act) of air quality by GHG emissions from large stationary sources that are already potential sources of significant, or criteria, pollutant emissions. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including onshore and offshore oil and gas production facilities. Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations; in June 2016, the EPA published new source performance standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and volatile organic compound emissions. In June 2017, the EPA proposed a two-year stay of certain requirements of this rule pending reconsideration.

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

Employees

We had 168 employees at December 31, 2017, none of which were represented by labor unions or covered by any collective bargaining agreement. We consider relations with our employees to be satisfactory, and we have never experienced a work stoppage or strike. We regularly use independent consultants and contractors to perform various professional services in various areas, including in our exploration and development operations, production operations and certain administrative functions.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F

Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents we file with the SEC at www.sec.gov.

Our website address is www.energyxxi.com. We make available, free of charge on or through our website, our Annual Reports on Form 10‑K, proxy statements, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into this Form 10‑K.

Item 1A.  Risk Factors

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

Pursuant to the Plan, on the Emergence Date, the Company, as Borrower, and the other Reorganized Debtors entered into the Exit Facility, which consists of two facilities: (i) an Exit Term Loan facility resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Prepetition Revolving Credit Facility of approximately $74 million and (ii) the Exit Revolving Facility resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides for the making of revolving loans and the issuance of letters of credit. On the Emergence Date, the aggregate commitments under the Exit Revolving Facility were approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations.

We may not be able to access adequate funding in the future as there is limited remaining available borrowing capacity contemplated under the Exit Facility. There is no certainty that any new capacity will be created or that the Exit Facility may be refinanced on economically advantageous terms.

As a complement to the Company’s capital plan, including the 2018 Capital Budget, the Company has retained Intrepid Partners LLC to assist with the consideration of possible alternatives for raising additional capital.  No determination has yet been made as to the form or amount of any such additional capital, but it could be in the form of debt, convertible debt, additional common stock or a new series of non-convertible or convertible preferred stock, as well as other financing structures.  There can be no assurance that any such capital-raising transaction will be consummated or, if consummated, when that transaction will occur.  Furthermore, the Company intends that any such financing would be structured in such a way that it would not preclude a strategic transaction.

If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect (i) our ability to maintain our infrastructure, particularly in light of its maturity, high fixed costs, and required level of maintenance and repairs compared to other GoM Shelf producers, (ii) our development plans as currently anticipated, which could have a material adverse effect on our production, revenues, results of operations and liquidity, including our ability to develop our proved undeveloped reserves within the five year period required by the SEC, and (iii) our ability to meet our other obligations, including plugging and abandonment and decommissioning obligations.

The securities that may be issued by the Company as part of its current capital raise activities could have a dilutive effect to stockholders of the Company.

With respect to the Company’s current capital raise activities, no determination has yet been made as to the form that any such additional capital would take, but it could be in the form of debt, convertible debt, additional common stock or a new series of non-convertible or convertible preferred stock, as well as other financing structures.  The securities, if any, that are issued in order to raise capital could have a dilutive effect to the holdings of our stockholders of the Company.

Trading in our shares may be limited in volume, our stock price may be volatile and holders of our common stock may be unable to sell shares at or above the price at which they purchased them.

Since our common stock began trading on the NASDAQ on February 28, 2017 through March 2, 2018, the closing stock price for our common stock has ranged from $4.74 per share to $35.96 per share. Because of the limited trading volume in our shares, the ability of investors to purchase or sell shares may be constrained.  Furthermore, the market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares of common stock. The market price for our common stock could fluctuate significantly for various reasons, including our new capital structure as a result of the transactions contemplated by the Plan, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, strategic actions by us or our competitors, changes in government regulations, arrival and departure of key personnel, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Form 10-K.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and our ability to raise funds in stock offerings.

A large percentage of our shares of common stock are held by a relatively small number of investors. Further, we entered into a registration rights agreement with certain of those investors pursuant to which we agreed to file a registration statement with the SEC to facilitate potential future sales of such shares by them.  That registration statement was declared effective by the SEC on March 23, 2017. Sales by our stockholders of a substantial number of shares of our common stock in the public markets, or even the perception that these sales might occur, could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. For more information, please read Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Plan of Reorganization—Equity Interests.”

We are currently authorized to issue 100 million shares of common stock and 10 million shares of preferred stock of the Company with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 2, 2018, we had outstanding approximately 33.3 million shares of common stock and 2.1 million warrants to purchase an aggregate of 2.1 million shares of common stock at an initial exercise price of $43.66 per share of common stock. We have also reserved approximately 1.9 million shares of common stock for future issuance to our directors, officers and employees as restricted stock, stock option or any other stock based compensation awards pursuant to Energy XXI Gulf Coast, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”), and may seek to reserve additional shares in the future. The potential issuance of such additional shares of common stock may create downward pressure on the future trading price of our common stock.

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

A new board of directors was appointed upon our emergence from bankruptcy, a new Chief Operating Officer began on February 2, 2017, a new President and Chief Executive Officer began on April 17, 2017, a new Chief Financial Officer began on August 24, 2017 and several directors have resigned from, or stated their intention not to stand for re-election to, the board of directors in recent months. The transition in our new board of directors and senior management team will be critical to our success.

Pursuant to our emergence from the Chapter 11 Cases, a new board of directors was appointed on the effective date of the Plan. At emergence, the new board was made up of six directors, and none of the new directors had previously served on the Board of the Predecessor Company. On February 2, 2017, we hired Scott M. Heck and appointed him to serve as our Chief Operating Officer of the Company, on April 17, 2017, we hired Douglas E. Brooks and appointed him as our new Chief Executive Officer and President, and on August 24, 2017, we hired T.J. Thom Cepak and appointed her to serve as our Chief Financial Officer of the Company.  In the last four months, George Kollitides and James W. Swent

III, two of our independent directors have resigned because of their other professional commitments.  Additionally, Michael S. Reddin, the Company’s Chairman of the Board, notified the Company on February 17, 2018 of his decision not to stand for re-election as a director of the Company.  The ability of our new directors, the new Chief Executive Officer, new Chief Operating Officer and the new Chief Financial Officer to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about our strategy and operations.  If our Board, Chief Executive Officer, Chief Operating Officer or Chief Financial Officer are not sufficiently informed to make such decisions, or have different views on the direction of the Company and other issues that will determine the future of the Company, our ability to compete effectively and profitably could be adversely affected and the future strategy and plans of the Company may differ materially from those of the past.

Our success depends on dedicated and skillful management and staff, whose departure could disrupt our business operations.

Our success depends on our ability to retain and attract experienced engineers, geoscientists and other professional staff.  We depend to a large extent on the efforts, technical expertise and continued employment of these personnel and members of our management team.  Any departures of key management or staff could cause disruptions in our business.

We and our subsidiaries believe we have provided the BOEM with all bonds or other surety in order to maintain compliance with BOEM regulations, although additional bonds could be required which may be costly and could potentially have negative impact on operating cash flows.

To ensure that the various obligations of lessees on the OCS, such as the cost to plug and abandon wells, decommission and remove platforms and pipelines, and to clear the seafloor of obstructions at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable financial assurances that such obligations will be met. Historically, the BOEM and its predecessors could exempt the lessees from posting such bonds or other assurances for the performance of these decommissioning obligations.  However, following the bankruptcy of another Gulf of Mexico operator in 2012, the BOEM commenced a reassessment of its offshore financial assurance program. In July 2016, the agency issued its September 2016 NTL that revised requirements for the posting of additional security to satisfy decommissioning obligations. Additionally, the September 2016 NTL eliminated the exemption from the posting of financial assurances.  On January 6, 2017, the BOEM announced its January 2017 Extension.  This January 2017 Extension of time applied to leases, rights-of-way and rights of use and easement for which there are co-lessees and/or predecessors in interest.  On February 17, 2017, the BOEM announced that it was withdrawing orders issued in December 2016 to operators of “sole liability properties” – leases, rights-of-way and rights of use and easement for which the holder is the only liable party – to allow additional time for review of its financial assurance program.  On June 22, 2017, the BOEM extended the timeline for implementation of the September 2016 NTL indefinitely.

We are a lessee and operator of oil and natural gas leases on the OCS and consequently, as of December 31, 2017, we have submitted approximately $182.4 million in performance bonds in the form of general or supplemental bonds to the BOEM that may be accessed and used by the BOEM to assure our commitment to comply with our lease obligations, including decommissioning obligations. We also maintained approximately $151.7 million in performance bonds issued not to the BOEM but rather to predecessor third party assignors, including certain state regulatory bodies for certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In addition, we may be required to provide cash collateral to third party assignors and third party sureties in connection with these performance bonds.

The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the long-term financial assurance plan (“Long-Term Plan”) approved and executed by the BOEM on February 25, 2016, as such plan may be revised by the amended and supplemental plan submitted to the BOEM on June 28, 2016 (the “Proposed Plan Amendment”), or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. While we and the BOEM have executed the Long-Term Plan, we have since submitted the Proposed Plan Amendment for the agency’s consideration and approval that would revise the Long-Term Plan. We can provide no assurance that we can continue in the future to obtain bonds or other surety or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity. For more information about the BOEM’s supplement bonding requirements, see “–Known Trends and Uncertainties–BOEM Supplemental Financial Assurance and/or Bonding Requirements.”

Unanticipated decommissioning costs could materially adversely affect our future financial position and results of operations.

We may become responsible for unanticipated increases to or acceleration of costs associated with abandoning and reclaiming wells, facilities and pipelines. Abandonment and reclamation of facilities and the costs associated therewith is often referred to as “decommissioning.” Should decommissioning be required that is not presently anticipated or the decommissioning be accelerated, such as can happen after a hurricane, such costs may exceed the value of reserves remaining at any particular time. We may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could have a material adverse effect on our financial position and results of operations. Please also read “—We and our subsidiaries believe we have provided the BOEM with all bonds or other surety in order to maintain compliance with BOEM regulations, although additional bonds could be required which may be costly and could potentially have negative impact on operating cash flows.”

We are limited in our ability to book proved undeveloped reserves under the SEC’s rules.

We have included in this Form 10-K certain estimates of our proved reserves as of December 31, 2017 prepared in a manner consistent with our interpretation of the SEC rules relating to reserve estimation and disclosure requirements for oil and natural gas companies.  Current SEC rules require that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking.  For example, in connection with our most recent reserve report, we removed approximately 6 BOE of proved undeveloped reserves because of this five-year rule.

Delays in the development of our reserves or increases in costs to drill and develop such reserves reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. Please read “Business—Development of Proved Undeveloped Reserves.”

Production periods or reserve lives for Gulf of Mexico properties may subject us to higher reserve replacement needs and may impair our ability to reduce production during periods of low oil and natural gas prices.

High production rates generally result in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during their initial years of operation when compared to other regions in the U.S. Typically, 50% of the reserves of properties in the Gulf of Mexico are depleted within three to four years, with natural gas wells generally having a higher rate of depletion than oil wells. Due to high initial production rates, production of reserves from reservoirs in the Gulf of Mexico generally decline more rapidly than from other producing reservoirs. The vast majority of our existing operations are in the Gulf of Mexico. As a result, our reserve replacement needs from new prospects may be greater than those of other oil and gas companies with longer-life reserves in other producing areas. Also, our expected revenues and return on capital will depend on prices prevailing during these relatively short production periods. Our need to generate revenues to fund ongoing capital commitments or repay debt may limit our ability to slow or shut in production from producing wells during periods of low prices for oil and natural gas.

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

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. For example, oil prices declined severely during 2015 with continued lower prices into 2016 and 2017.  The WTI crude oil price per barrel for the period from October 1, 2014 to December 31, 2017 ranged from a high of $91.01 to a low of $26.21, and the New York Mercantile Exchange (“NYMEX”) natural gas price per MMBtu for the period October 1, 2014 to December 31, 2017 ranged from a high of $4.49 to a low of $1.64. As of December 31, 2017, the spot market price for WTI was $60.42.  Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

Our financial condition, revenues, profitability and the carrying value of our properties depend upon the prevailing prices and demand for oil and natural gas. Any sustained periods of low prices for oil and natural gas are likely to materially and adversely affect our financial position, the quantities of oil and natural gas reserves that we can economically produce, our cash flow available for capital expenditures and our ability to access funds through the capital markets.

Lower oil and gas prices and other factors may result in future ceiling test write-downs of our asset carrying values.

Under the full cost method of accounting at the end of each financial reporting period we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net capitalized costs of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. Declines in oil prices may adversely affect our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce.

Our estimates of future asset retirement obligations may vary significantly from period to period and are especially significant because our operations include the Gulf of Mexico.

We are required to record a liability for the discounted present value of our asset retirement obligations to plug and abandon inactive, non-producing wells, to remove inactive or damaged platforms, facilities and equipment and to restore the land or seabed at the end of oil and natural gas production operations. These costs are typically considerably more expensive for offshore operations as compared to most land-based operations due to increased regulatory scrutiny and the logistical issues associated with working in waters of various depths. Estimating future restoration and removal costs in the Gulf of Mexico is especially difficult because most of the removal obligations are many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and asset removal technologies are constantly evolving, which may result in additional or increased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations in future periods. For example, because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change dramatically if the host platform from which the work was anticipated to be performed is damaged or toppled rather than being structurally intact. Accordingly, our estimate of future asset retirement obligations could differ dramatically from what we may ultimately incur as a result of damage from a hurricane.

Moreover, current operators in the Gulf of Mexico are required to commence decommissioning activities more quickly than was the case prior to the issuance of an NTL in 2010 by the Bureau of Ocean Energy, Management and Regulation (now BSEE) addressing the timely decommissioning of what is known as “idle iron”:  wells, platforms and pipelines that are no longer producing or serving exploration or support functions with respect to an operator’s lease. The idle iron NTL requires that any well that has not been used during the past five years for exploration or production on active leases and is no longer capable of producing in paying quantities must be permanently plugged or temporarily abandoned within three years’ time, with a two-year delay of such activities available under certain circumstances.  Platforms or other facilities no longer useful for operations must be removed within five years of the cessation of operations. The triggering of these plugging, abandonment and removal activities under what may be viewed as an accelerated schedule in comparison to historical decommissioning efforts may serve to increase, perhaps materially, our future plugging, abandonment and removal costs, which may translate into a need to increase our estimate of future asset retirement obligations required to meet such increased costs.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.

This Form 10‑K contains estimates of our future net cash flows from our proved reserves. We base the estimated discounted future net cash flows from our proved reserves on average prices for the preceding 12 month period and costs in effect at the time of the estimate. Unless average commodity prices or reserves increase, the estimated discounted future net cash flows from our proved reserves would generally be expected to decrease. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

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

Estimates of reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

This Form 10-K contains estimates of our proved oil and natural gas reserves. Estimating crude oil and natural gas reserves is complex and inherently imprecise, and material inaccuracies in our reserve estimates will materially affect the quantities and values of our reserves. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic conditions. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of this data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our or our independent reserve engineering firm’s interpretations or assumptions used in arriving at estimates of our reserves prove to be inaccurate, the amount of oil and natural gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us. Any inaccuracies in these interpretations or assumptions could also materially affect the estimated quantities of reserves shown in the reserve reports summarized in this Form 10-K. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses, decommissioning liabilities and quantities of recoverable oil and natural gas reserves most likely will vary from estimates. In addition, the estimates of proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

As of December 31, 2017, approximately 11% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be produced.

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

We own leasehold interests in areas not currently held by production. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. We have leases on 502 gross acres (251 net) that could potentially expire during fiscal year 2018. We have limited capital to develop leases not currently held by production, or to re-lease or replace expiring leases.

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

We operated approximately 89% of our proved reserves at December 31, 2017.  However, with respect to the remaining 11% of our proved reserves, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

We may be unable to benefit from or successfully integrate the operations of the properties or businesses we acquire.

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

We may not realize all of the anticipated benefits from any future acquisitions, such as increased earnings, cost savings and revenue enhancements, for reasons in addition to the integration risk, including higher than expected acquisition and operating costs or other difficulties, unknown liabilities, inaccurate reserve estimates and fluctuations in market prices, including with respect to commodity prices such as for oil and natural gas.

New regulatory initiatives imposing more stringent environmental or safety-related requirements could cause us to incur increased capital expenditures and operating costs, which could be significant.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or the re-interpretation of enforcement policies that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, storage transport, disposal or remediation requirements, could have a material adverse effect on the partnership’s financial position and the drilling program’s results of operations.  For example, during October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA established initial attainment and non-attainment designations for specific geographic locations under the revised standards on November 16, 2017.  In a second example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016.  Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary.  If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021.  A loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in the costs to manage and dispose of wastes generated from exploration and production activities.  With regard to safety-related requirements, the BSEE published a final rule in April 2016 mandating more stringent design requirements and operational procedures for critical well control equipment used in oil and natural gas operations on the OCS.  Among other things, this final rule imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high-temperature, high-pressure drilling activities, establishment of safe drilling margins with respect to downhole mud weights that may be used during drilling activities, and enhanced reporting requirements to regulators.  These recent regulatory initiatives, or any other future laws, rules or initiatives, which impose more stringent environmental or safety-related requirements in connection with our offshore oil and natural gas exploration and production operations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations and cash flows.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Due to market conditions, including with respect to commodity prices such as for oil and natural gas, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage. Consistent with industry practice, we are not fully insured against all risks, including business interruption and drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations. If storm activity in the future is severe, insurance underwriters may not offer the type and level of coverage previously insured, and costs and retentions may increase substantially. In addition, we do not have, and it is unlikely we will obtain, business interruption insurance due to its high cost. If an accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a vendor, it could adversely affect our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable or be able to obtain insurance against certain risks.

Competition for oil and natural gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that could give them an advantage in evaluating and obtaining properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors include larger independent oil and gas companies that possess and employ financial resources that allow them to obtain substantially greater technical and personnel resources than ours.  These additional resources can be particularly important in reviewing prospects and purchasing properties. The competitors may also have a greater ability to continue drilling activities during periods of low oil and natural gas prices, such as the current commodity price environment, and to absorb the burden of current and future governmental regulations and taxation. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and natural gas properties and exploratory prospects than we are able or willing to pay. Further, our competitors may be able to expend greater resources on the existing and changing technologies that we believe will impact attaining success in the industry. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

Market conditions or transportation impediments may hinder access to oil and natural gas markets, delay production or increase our costs.

Market conditions (including with respect to commodity prices such as for oil and natural gas), the unavailability of satisfactory oil and natural gas transportation or the remote location of our drilling operations may hinder our access to oil and natural gas markets or delay production. The availability of a ready market for oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines or trucking and terminal facilities. We may be required to shut in wells or delay production for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. Restrictions on our ability to sell our oil and natural gas may have several other adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possible loss of a lease due to lack of production. In the event that we encounter restrictions in our ability to tie our production to a gathering system, we may face considerable delays from the initial discovery of a reservoir to the actual production of the oil and natural gas and realization of revenues. In some cases, our wells may be tied back to platforms owned by parties with no economic interests in these wells. There can be no assurance that owners of such platforms will continue to operate the platforms. If the owners cease to operate the platforms or their processing equipment, we may be required to shut in the associated wells, which could adversely affect our results of operations.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors, customers and by counterparties to our price risk management arrangements. Some of our vendors, customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors, customers and counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. From time to time, the availability of credit is more restrictive. Additionally, many of our vendors’, customers’ and counterparties’ equity values have substantially declined. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors, customers and counterparties liquidity and ability to make payments or perform their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors, customers and/or counterparties could reduce our cash flows.

We sell the majority of our production to four customers.

Chevron, Shell, Plains and Trafigura accounted for approximately 26%, 25%, 18% and 12%, respectively, of our total oil and natural gas revenues during the 12 month period ended December 31, 2017. Our inability to continue to sell our production to Chevron, Shell, Plains or Trafigura, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

Under any price risk management activities that we may enter in in the future, our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. If the actual amount of production is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial decrease in our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our price risk management activities are subject to the following risks:

•	a counterparty may not perform its obligation under the applicable derivative instrument;
•	production is less than expected; and
•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received.

During periods of declining commodity prices, our commodity price derivative positions may increase, which would increase our counterparty exposure.

We have identified a material weakness in our internal controls that, if not properly corrected, could result in us being unable to provide required financial information in a timely and reliable manner.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2017. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain operating effectiveness of our controls over the subsequent accounting for the effects of certain legacy purchase and sale contracts on our recorded asset retirement obligations.  In periods prior to emergence from bankruptcy, the Company, in connection with certain purchase and sale agreements, transferred and/or assumed certain plugging and abandonment liabilities that were not subsequently accounted for properly within the asset retirement obligations account balance.  While these errors originated during periods prior to emergence from bankruptcy, controls in place at December 31, 2017 did not identify and correct the errors.

If we are not able to remedy the control deficiencies in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner, either of which could subject us to litigation and regulatory enforcement actions.

Our financial condition and results of operations for periods after our emergence from bankruptcy are not comparable to the financial condition and results of operations for periods prior to December 31, 2016.

On the Convenience Date, we adopted fresh start accounting as a result of the reorganization as prescribed in accordance with generally accepted accounting principles in the United States of America and the provisions of FASB, ASC 852, Reorganizations. As required by fresh start accounting, our assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the Plan. Accordingly, our financial condition and results of operations from and after the Convenience Date are not comparable, in various material respects, to the financial condition and results of operations prior to the Convenience Date.

As a result of the Plan and subsequent income tax filings, Net Operating Losses (NOLs) available prior to emergence from the Chapter 11 proceedings were completely eliminated, and the tax basis of our assets was substantially reduced.

Under the Tax Code, a debtor that realizes cancellation of indebtedness income (“CODI”) pursuant to a Bankruptcy Court approved plan of reorganization may exclude this income from taxation in the year/period of the discharge. However, the tax attributes of such a debtor are reduced to the extent that CODI is excluded from gross income pursuant to the Chapter 11 Cases (the “Tax Attribute Reduction Rules”). As a result, the CODI recognized for tax purposes upon the Predecessor’s emergence from Chapter 11 and all of its consolidated NOL carryforwards have been eliminated and other tax attributes (principally, the tax bases of our oil and natural gas properties subject to future recovery against taxable income via tax depreciation, depletion and amortization) have been substantially reduced under the Tax Attribute Reduction Rules. As a result, depending on future operations and drilling activity, the Company may be subject to paying cash income taxes in periods after emergence from the Chapter 11 Cases.

Additional offshore drilling laws, regulations and other restrictions, delays in the processing and approval of drilling permits and exploration, development, oil spill response and decommissioning plans, and other related developments in the Gulf of Mexico may have a material adverse effect on our business, financial condition, or results of operations.

In recent years, the BSEE and BOEM have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these added and more stringent regulatory requirements and with existing environmental and oil spill regulations, together with uncertainties or inconsistencies in decisions and rulings by governmental agencies and delays in the processing and approval of drilling permits and exploration, development, oil spill-response, and decommissioning plans and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. Moreover, these governmental agencies are continuing to evaluate aspects of safety and operational performance in the Gulf of Mexico and, as a result, are developing and implementing new, more restrictive requirements. For example, in April 2016, the BSEE published a final rule on well control that, among other things, imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, establishment of safe drilling margins with respect to downhole mud weights that may be used during drilling activities, and enhanced reporting requirements to regulators. Also, in April 2016, the BOEM published a proposed rule that would update existing air emissions requirements relating to offshore oil and natural gas activity on the OCS. The BOEM regulates these air emissions in connection with its review of exploration and development plans, and right-of-way and rights of use and easement applications. The proposed rule would bolster existing air emission requirement by, among other things, requiring the reporting and tracking of the emissions of all pollutants defined by the EPA to affect human health and public welfare that, depending on the results obtained, could result in subsequent rulemakings that restrict offshore air emissions. The BOEM also issued the September 2016 NTL that imposes more stringent requirements relating to the provision of financial assurance to satisfy decommissioning obligations. Among other adverse impacts, these additional measures could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and incurrence of associated added costs, limit operational activities in certain areas or cause us to incur penalties, fines or shut-in production at one or more of our facilities. If material spill incidents were to occur in the future, the United States or other countries where such an event were to occur could elect to issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. We cannot predict the full impact of any new laws or regulations on our drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations.

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

All of the jurisdictions in which we operate generally require permits for drilling operations, drilling or performance bonds, and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Those jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain jurisdictions also limit the rate at which oil and natural gas can be produced from our properties.

FERC regulates interstate natural gas transportation rates and terms of service, which affect the marketing of gas we produce, as well as the revenues we receive for sales of such production. Since the mid‑1980s, FERC has issued various orders that have significantly altered the marketing and transportation of natural gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance our ability to market and transport our gas, although it may also subject us to greater competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

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

Our oil and gas operations are subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit or other approval before drilling or another regulated activity commences;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from operations.

Failure to comply with these laws and regulations may result in:

•	the imposition of administrative, civil and/or criminal penalties;
•	incurring investigatory, remedial or corrective action obligations;

•	the occurrence of delays in permitting or performance or expansion of projects; and
•	the imposition of injunctive relief, which could prohibit, limit or restrict our operations in a particular area.

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

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted regulations under the federal Clean Air Act that, among other things, establish certain permits and construction reviews designed to allow operations while ensuring the Prevention of Significant Deterioration of air quality by GHG emissions from large stationary sources that are already potential sources of significant, or criteria, pollutant emissions. To the extent that we become subject to these permitting requirements, we could be required to install “best available control technology”  to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs as well as criteria pollutants from such sources. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including onshore and offshore oil and gas production facilities.  Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations; in June 2016, the EPA published new source performance standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. In June 2017, the EPA proposed a two-year stay of certain requirements of this rule pending reconsideration. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France in an agreement that requires member countries to review and “represent a progression”  in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020 (the “Paris Agreement”). Although the Paris Agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017.

The adoption and implementation of any international, federal or state legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax, which developments could have an adverse effect on our business, financial condition and results of operations. Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for the oil and natural gas we produce. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations

The adoption of financial reform legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

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

We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and natural gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. The complexity of the technologies needed to extract oil and natural gas in increasingly difficult physical environments and global competition for oil and natural gas resources make certain information attractive to thieves.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. Certain countries, including China, Russia, North Korea and Iran, are believed to possess cyber warfare capabilities and are credited with attacks on American companies and government agencies. SCADA-based systems are potentially more vulnerable to cyber-attacks due to the increased number of connections with office networks and the internet.

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

A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•	unauthorized access to seismic data, reserves information or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;
•	data corruption, communication interruption or other operational disruption during drilling activities could result in a drilling incident or a dry hole;
•	data corruption or operational disruption of production infrastructure could result in loss of production, or accidental discharge;
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

•

a cyber-attack that halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices and reduced revenues;

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

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the Tax Cuts and Jobs Act of 2017, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. It is unclear whether any of the foregoing or similar proposals will be considered and enacted as part of future tax reform legislation and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could have an adverse effect on our financial position, results of operations and cash flows.

Recent changes in U.S. federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition.

The Tax Cuts and Jobs Act of 2017 may affect our cash flows, results of operations and financial condition. Among other items, the Tax Cuts and Jobs Act of 2017 repealed the deduction for certain U.S. production activities and provided for a new limitation on the deduction for interest expense. Given the scope of this law and the potential interdependency of its changes, it is difficult at this time to assess whether the overall effect of the Tax Cuts and Jobs Act of 2017 will be cumulatively positive or negative for our earnings and cash flow, but such changes may adversely impact our financial results.

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

Certain provisions of our certificate of incorporation and our bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our certificate of incorporation and bylaws include, among other things, those that:

•	authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and
•	limit the persons who may call special meetings of stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Information regarding our properties is included in Item 1 “Business” of this Form 10‑K.

Item 3.    Legal Proceedings

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows.

SEC Proof of Claim

On June 17, 2016, the SEC filed a proof of claim against EXXI Ltd asserting a general unsecured claim in the amount of $3.9 million based on alleged violations of the federal securities laws by EXXI Ltd pertaining to the failure to disclose: (i) certain funds borrowed by our former President and CEO John D. Schiller, Jr. from personal acquaintances or their affiliates, certain of which provided EXXI Ltd and certain of its subsidiaries with services, (ii)  a personal loan made to Mr. Schiller by one of the directors on the Predecessor Board at a time prior to becoming a member of the Predecessor Board, (iii) Mr. Schiller’s pledge of EXXI Ltd stock to a certain financial institution and (iv) certain perquisites and compensation to Mr. Schiller, including in connection with certain expense reimbursements. The SEC’s claim against EXXI Ltd has been classified as a general unsecured claim to be paid, if at all, its pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan, and, as such, is subject to the Settlement, Release, Injunction, and Related Provisions contained in Article VIII of the Plan, and also is subject to the Confirmation Order. On February 21, 2018, the SEC withdrew its proof of claim.  EGC has been cooperating with the SEC in connection with the issues that gave rise to this EXXI Ltd proof of claim, and intends to continue to do so.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Prior to emergence from the Chapter 11 Cases, the common stock of EXXI Ltd, our predecessor, was listed on the NASDAQ under the symbol “EXXI.”  As a result of filing of the Bankruptcy Petitions, EXXI Ltd’s common stock was suspended from trading on the NASDAQ on April 25, 2016 and was formally delisted on May 19, 2016. From April 25, 2016 through emergence from the Chapter 11 Cases on December 30, 2016, trading in EXXI Ltd’s common stock was reported on the OTC Markets Group Inc.’s Pink Open Market (the “OTC Pink”) under the symbol “EXXIQ.” On December 30, 2016, upon emergence from the Chapter 11 Cases, EXXI Ltd’s common shares were removed from the OTC Market.

On February 28, 2017, pursuant to our satisfaction of all the listing requirements, our common stock began trading on the NASDAQ under the symbol “EXXI” at the opening of business. To better reflect our corporate identity as Energy XXI Gulf Coast, Inc., on March 16, 2018, we announced the change of our NASDAQ ticker symbol for our common stock from “EXXI” to “EGC”.   Our common stock began trading on the NASDAQ under the symbol “EGC” at the opening of business on March 21, 2018. The following table sets forth, for the periods indicated, the range of the high and low closing sales prices of our common stock as reported on the NASDAQ or OTC Pink, as applicable.

	Unrestricted Common Stock of EXXI Ltd
	High	Low
Fiscal Year 2016
First Quarter	$2.49	$0.95
Second Quarter	2.30	1.00
Third Quarter	1.38	0.33
April 1, 2016 to April 24, 2016	0.71	0.13
April 25, 2016 to June 30, 2016	0.14	0.04
Transition Period Ended December 31, 2016
Quarter Ended September 30, 2016	0.06	0.02
Quarter Ended December 31, 2016	0.22	0.02

	Common Stock of EGC
Fiscal Year 2017	High	Low
First Quarter	35.96	23.00
Second Quarter	30.30	17.92
Third Quarter	21.17	9.79
Fourth Quarter	11.09	4.74

Concurrently with the filing of the Bankruptcy Petitions, EXXI Ltd filed a petition seeking an order for liquidation of EXXI Ltd in the Bermuda Court. On April 15, 2016, John C. McKenna was appointed as Provisional Liquidator by the Bermuda Court.  In light of the Plan and the emergence of EXXI Ltd, the Bermuda Court granted the winding up order formally placing EXXI Ltd in liquidation and confirming John C. McKenna as Provisional Liquidator. The Bermuda Proceeding was completed on June 29, 2017. During the pendency of the Bermuda Proceeding, EXXI Ltd adopted a modified reporting program with respect to its reporting obligations under federal securities laws. EXXI Ltd did not file periodic reports while the Bermuda Proceeding was pending, but continued to file current reports on Form 8‑K as required by federal securities laws.

As of March 2, 2018, there were 33,268,478 shares outstanding and 4 holders of record of EGC’s common stock.

Dividend Information

The Company does not anticipate any cash dividends or other distributions to be paid with respect to common stock in the foreseeable future.

Item 6.    Selected Financial Data

The selected consolidated historical financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10‑K.  We made adjustments to correct immaterial misstatements within this selected financial data for the period ended on December 31, 2016, as of December 31, 2016 and June 30, 2016 and for the six months ended December 31, 2016 and the year ended June 30, 2016. The correction of these immaterial misstatements had no impact on the previously reported consolidated cash flow data. Additionally, the correction of these immaterial misstatements did not impact the years ended June 30, 2015, 2014 and 2013. For a detailed explanation of these adjustments, please see Note 2 “—Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements in this Form 10‑K. Additionally, certain prior year amounts have been reclassified to conform to current year presentation. Those reclassifications did not have any impact on the Predecessor’s previously reported consolidated result of operations or cash flows.

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017(6)	2016(5)	2016(4)	2016	2015	2014(3)	2013
				(In thousands, except per share amounts)
Income Statement Data
Revenues	$511,644	$—	$296,686	$707,118	$1,405,452	$1,153,123	$1,158,932
Total lease operating expense	319,671	—	136,578	328,183	449,972	346,164	337,163
Pipeline facility fee	41,977	—	20,330	40,659	—	—	—
Depreciation, depletion and amortization	150,151	—	60,202	339,539	705,521	414,026	363,791
Impairment of oil and natural gas properties	185,860	406,275	77,781	2,814,028	2,421,884	—	—
Goodwill impairment	—	—	—	—	329,293	—	—
General and administrative	72,057	—	27,557	102,736	116,500	96,402	71,598
Operating (loss) income	(326,428)	(406,275)	(70,534)	(3,017,333)	(2,710,891)	217,806	326,081
Other (expense) income - net(1)	(14,582)	—	(12,463)	1,112,788	(336,297)	(164,661)	(112,704)
Net (loss) income	(341,010)	(406,275)	2,650,611	(1,918,659)	(2,433,838)	18,125	180,783
Basic (loss) earnings per common share	$(10.26)	$(12.23)	$26.95	$(20.08)	$(25.97)	$0.09	$2.14
Diluted (loss) earnings per common share	$(10.26)	$(12.23)	$25.30	$(20.08)	$(25.97)	$0.09	$1.94

Cash Flow Data
Provided by (used in)
Operating activities	$45,638	$—	$(17,473)	$(166,655)	$330,753	$545,460	$638,148
Investing activities
Acquisitions	—	—	—	(2,797)	(301)	(849,641)	(161,164)
Investment in properties	(59,223)	—	(20,237)	(111,884)	(723,829)	(788,676)	(816,105)
Proceeds from the sale of properties	4,119	—	—	5,693	261,931	126,265	—
Other	41	—	31,943	(13,925)	1,751	(32,523)	(16,734)
Total investing activities	(55,063)	—	11,706	(122,913)	(460,448)	(1,544,575)	(994,003)
Financing activities	(4,214)	—	(32,123)	(264,022)	740,737	1,144,921	238,768
(Decrease) increase in cash	(13,639)	—	(37,890)	(553,590)	611,042	145,806	(117,087)

Dividends Paid per Common Share	$—	$—	$—	$—	$0.26	$0.48	$0.33

	Successor		Predecessor
	Year Ended	On	As of
	December 31,	December 31,	December 31,	As of June 30,
	2017	2016	2016	2016	2015	2014(3)	2013
				(In thousands)
Balance Sheet Data
Total assets	$1,076,982	$1,480,707	$900,837	$1,026,025	$4,690,829	$7,341,497	$3,505,080
Long-term debt including current maturities(2)	73,973	78,497	2,837,785	2,863,844	4,608,432	3,759,644	1,370,045
Stockholders’ equity (deficit)	164,192	495,715	(2,787,265)	(2,650,793)	(728,722)	1,734,560	1,367,935
Common shares outstanding	33,255	33,212	100,970	97,824	94,643	93,720	76,486

(1)

The fiscal year ended June 30, 2016 includes $1,525.6 million in gain on early extinguishment of debt resulting from bond repurchases. See Note 9 – “Long-Term Debt” of Notes to our Consolidated Financial Statements in this Form 10‑K.

(2)

At June 30, 2016, includes $2,764.0 million of long-term debt classified as liabilities subject to compromise on our consolidated balance sheets. See Note 3 – “Chapter 11 Proceedings” of Notes to our Consolidated Financial Statements in this Form 10‑K.

(3)	On June 3, 2014, our Predecessor completed the EPL Acquisition, which significantly increased our scope of operation.
(4)

The six months ended December 31, 2016 includes a gain on the settlement of liabilities subject to compromise of $1,983.9 million, a fair value adjustment gain of $840.3 and reorganization expenses of $90.6 million. See Note 4 – “Fresh Start Accounting” of Notes to our Consolidated Financial Statements in this Form 10‑K.

(5)

On the Convenience Date, subsequent to the restructuring adjustments and fair value adjustments, we recorded an impairment of our oil and natural gas properties of $406.3 million, due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10.

(6)

The year ended December 31, 2017 includes an impairment of our oil and natural gas properties of $185.9 million primarily due to the decrease in proved reserves and PV‑10 value. See Note 7 – “Property and Equipment” of Notes to our Consolidated Financial Statements in this Form 10‑K.

	Successor		Predecessor
			Six Months
	Year Ended	On	Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
Operating Highlights	2017	2016	2016	2016	2015	2014	2013
				(In thousands, except per unit amounts)
Operating revenues
Oil sales	$481,922	$—	$256,050	$532,505	$1,025,017	$1,068,091	$1,036,138
Natural gas liquid sales	8,542	—	3,533	14,852	27,714	36,117	31,549
Natural gas sales	53,805	—	37,103	69,255	117,282	135,883	112,753
Gain (loss) on derivative financial instruments	(32,625)	—	—	90,506	235,439	(86,968)	(21,508)
Total revenues	511,644	—	296,686	707,118	1,405,452	1,153,123	1,158,932
Percentage of operating revenues from crude oil
prior to gain (loss) on derivative financial instruments	89%	—	86%	86%	88%	86%	88%
Operating expenses
Lease operating expense
Insurance expense	23,512	—	12,596	37,906	40,046	31,183	32,737
Workover and maintenance	44,227	—	22,196	57,715	64,893	66,481	65,118
Direct lease operating expense	251,932	—	101,786	232,562	345,033	248,500	239,308
Total lease operating expense	319,671	—	136,578	328,183	449,972	346,164	337,163
Production taxes	1,355	—	482	1,442	8,385	5,427	5,246
Gathering and transportation	21,666	—	5,910	33,156	34,707	43,115	24,168
Pipeline facility fee	41,977	—	20,330	40,659	—	—	—
Depreciation, depletion and amortization	150,151	—	60,202	339,539	705,521	414,026	363,791
Accretion of asset retirement obligations	42,780	—	38,380	64,708	50,081	30,183	30,885
Impairment of oil and natural gas properties	185,860	406,275	77,781	2,814,028	2,421,884	—	—
Goodwill impairment	—	—	—	—	329,293	—	—
General and administrative	72,057	—	27,557	102,736	116,500	96,402	71,598
Reorganization items	2,555	—	—	—	—	—	—
Total operating expenses	838,072	406,275	367,220	3,724,451	4,116,343	935,317	832,851
Operating income (loss)	$(326,428)	$(406,275)	$(70,534)	$(3,017,333)	$(2,710,891)	$217,806	$326,081

Sales volumes per day
Oil (MBbls)	25.5	—	29.8	34.5	39.1	27.6	26.0
Natural gas liquids (MBbls)	0.8	—	0.9	2.5	2.7	2.4	2.3
Natural gas (MMcf)	47.3	—	73.3	92.8	102.7	89.7	88.6
Total (MBOE)	34.2	—	42.9	52.5	58.9	45.0	43.1
Percent of sales volumes from crude oil	75%	—	70%	66%	66%	67%	66%

Average sales price
Oil per Bbl	$51.69	$—	$46.71	$42.18	$71.82	$105.88	$109.12
Natural gas liquid per Bbl	29.62	—	21.12	16.09	28.08	40.58	38.38
Natural gas per Mcf	3.11	—	2.75	2.04	3.13	4.15	3.48
Gain (loss) on derivative financial instruments per BOE	(2.61)	—	—	4.71	10.95	(5.29)	(1.37)
Total revenues per BOE	40.95	—	37.57	36.81	65.36	70.16	73.77

Operating expenses per BOE
Lease operating expense
Insurance expense	1.88	—	1.60	1.97	1.86	1.90	2.08
Workover and maintenance	3.54	—	2.81	3.00	3.02	4.04	4.15
Direct lease operating expense	20.17	—	12.89	12.11	16.04	15.12	15.23
Total lease operating expense per BOE	25.59	—	17.30	17.08	20.92	21.06	21.46
Production taxes	0.11	—	0.06	0.08	0.39	0.33	0.33
Gathering and transportation	1.73	—	0.75	1.73	1.61	2.62	1.54
Pipeline facility fee	3.36		2.57	2.12	—	—	—
Depreciation, depletion and amortization	12.02	—	7.62	17.68	32.81	25.19	23.16
Accretion of asset retirement obligations	3.42	—	4.86	3.37	2.33	1.84	1.97
Impairment of oil and natural gas properties	14.88	—	9.85	146.49	112.63	—	—
Goodwill impairment	—	—	—	—	15.31	—	—
General and administrative	5.77	—	3.49	5.35	5.42	5.87	4.56
Reorganization items	0.20	—	—	—	—	—	—
Total operating expenses per BOE	67.08	—	46.50	193.90	191.42	56.91	53.02
Operating income (loss) per BOE	$(26.13)	$—	$(8.93)	$(157.09)	$(126.06)	$13.25	$20.75

	Successor				Predecessor
	Quarter Ended				Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
Operating Highlights	2017	2017	2017	2017	2016	2016	2016	2016
					(In thousands, except per unit amounts)
Operating revenues
Oil sales	$115,948	$113,697	$118,484	$133,793	$132,966	$123,084	$130,674	$92,192
Natural gas liquids sales	1,736	2,209	2,370	2,227	1,389	2,144	2,996	2,889
Natural gas sales	9,423	12,261	13,753	18,368	19,368	17,735	14,725	14,430
Gain (loss) on derivative financial instruments	(33,269)	(12,466)	9,412	3,698	—	—	—	6,774
Total revenues	93,838	115,701	144,019	158,086	153,723	142,963	148,395	116,285
Percentage of operating revenues from crude oil
prior to gain (loss) on derivative financial instruments	91%	89%	88%	87%	86%	86%	88%	84%
Operating expenses
Lease operating expense
Insurance expense	5,121	5,040	7,101	6,250	6,287	6,309	8,269	8,299
Workover and maintenance	12,362	8,490	13,370	10,005	11,252	10,944	17,223	11,975
Direct lease operating expense	63,444	64,292	63,184	61,012	53,869	47,917	51,311	57,346
Total lease operating expense	80,927	77,822	83,655	77,267	71,408	65,170	76,803	77,620
Production taxes	163	471	482	239	268	214	155	221
Gathering and transportation	10,207	(2,441)	2,678	11,222	(1,624)	7,534	4,095	8,414
Pipeline facility fee	10,494	10,495	10,494	10,494	10,165	10,165	10,165	10,165
Depreciation, depletion and amortization	33,439	36,131	38,685	41,896	29,061	31,141	40,101	53,847
Accretion of asset retirement obligations	9,962	9,753	9,984	13,081	19,305	19,075	18,923	15,057
Impairment of oil and natural gas properties	145,086	—	—	40,774	223	77,558	143,098	340,469
General and administrative	14,711	15,026	20,716	21,604	12,122	15,435	23,174	28,358
Reorganization items	311	—	—	2,244	—	—	—	—
Total operating expenses	305,300	147,257	166,694	218,821	140,928	226,292	316,514	534,151
Operating income (loss)	$(211,462)	$(31,556)	$(22,675)	$(60,735)	$12,795	$(83,329)	$(168,119)	$(417,866)

Sales volumes per day
Oil (MBbls)	21.3	25.1	26.8	29.1	29.6	30.0	31.4	32.9
Natural gas liquids (MBbls)	0.6	0.7	1.0	0.9	0.5	1.3	1.5	2.1
Natural gas (MMcf)	34.5	40.6	48.9	65.9	73.8	72.8	86.5	84.8
Total (MBOE)	27.6	32.6	35.9	41.0	42.5	43.4	47.3	49.1
Percent of sales volumes from crude oil	77%	77%	75%	71%	70%	69%	66%	67%

Average sales price
Oil per Bbl	$59.27	$49.21	$48.57	$51.11	$48.78	$44.65	$45.75	$30.80
Natural gas liquid per Bbl	33.28	32.15	27.37	27.52	28.50	18.12	21.55	15.12
Natural gas per Mcf	2.97	3.28	3.09	3.10	2.85	2.65	1.87	1.87
Gain (loss) on derivative financial instruments per BOE	(13.12)	(4.15)	2.88	1.00	—	—	—	1.52
Total revenues per BOE	36.99	38.54	44.08	42.88	39.36	35.82	34.45	26.01

Operating expenses per BOE
Lease operating expense
Insurance expense	2.02	1.68	2.17	1.70	1.61	1.58	1.92	1.86
Workover and maintenance	4.87	2.83	4.09	2.71	2.88	2.74	4.00	2.68
Direct lease operating expense	25.01	21.42	19.34	16.55	13.79	12.01	11.91	12.83
Total lease operating expense per BOE	31.90	25.93	25.60	20.96	18.28	16.33	17.83	17.37
Production taxes	0.06	0.16	0.15	0.06	0.07	0.05	0.04	0.05
Gathering and transportation	4.02	(0.81)	0.82	3.04	(0.42)	1.89	0.95	1.89
Pipeline facility fee	4.14	3.50	3.21	2.85	2.60	2.55	2.36	2.27
Depreciation, depletion and amortization	13.18	12.04	11.84	11.36	7.44	7.80	9.31	12.05
Accretion of asset retirement obligations	3.93	3.25	3.06	3.55	4.94	4.78	4.39	3.37
Impairment of oil and natural gas properties	57.20	—	—	11.06	0.06	19.43	33.22	76.17
General and administrative	5.80	5.01	6.34	5.86	3.10	3.87	5.38	6.34
Reorganization items	0.12	—	—	0.61	—	—	—	—
Total operating expenses per BOE	120.35	49.08	51.02	59.35	36.07	56.70	73.48	119.51
Operating income (loss) per BOE	$(83.36)	$(10.54)	$(6.94)	$(16.47)	$3.29	$(20.88)	$(39.03)	$(93.50)

We made adjustments to correct immaterial misstatements within this selected financial data for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016. Please see Note 23 “—Selected Quarterly Financial Data – Unaudited” of Notes to Consolidated Financial Statements in this Form 10‑K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” of this Form 10‑K. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Known material factors that could cause or contribute to such differences include those discussed under Part I, Item 1A “Risk Factors” in this Form 10‑K.

Overview

Energy XXI Gulf Coast, Inc. (“EGC”) was formed in December 2016 after emerging from a voluntary reorganization under Chapter 11 proceedings as the restructured successor of Energy XXI Ltd. (“EXXI”).  Upon emergence, a new Board was put in place and throughout the year a new management team was assembled. We are headquartered in Houston, Texas, and engage in the development, exploitation, and operation of oil and natural gas properties primarily offshore on the Gulf of Mexico Shelf, which is an area in less than 1,000 feet of water, and also onshore in Louisiana and Texas. We own and operate nine of the largest GoM Shelf oil fields ranked by total cumulative oil production to date and utilize various techniques to increase the recovery factor and thus increase the total oil recovered. At December 31, 2017, our total proved reserves were 88.2 MMBOE of which 84% were oil and 75% were classified as proved developed. We operated or had an interest in 577 gross producing wells on 421,974 net developed acres, including interests in 55 producing fields.

Our geographic concentration on the GoM Shelf exposes us to various challenges, including: a high operating cost environment, operational risks related to hurricanes and storms, relatively steep decline curves, permitting and other regulatory requirements and plugging and abandonment liabilities.  Over the past year, we have proactively focused our operating plan to address these challenges, including: optimizing our development activity, spending proactively on maintenance of our mature infrastructure and controlling our operating costs through sole sourcing, facility consolidation, and other cost-cutting initiatives.

To better reflect our corporate identity as Energy XXI Gulf Coast, Inc., on March 16, 2018, we announced the change of our NASDAQ ticker symbol for our common stock from “EXXI” to “EGC”.   Our common stock began trading on the NASDAQ under the symbol “EGC” at the opening of business on March 21, 2018.

Recent Developments

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

On August 24, 2017, the Board appointed T.J. Thom Cepak to serve as the Company’s CFO.  In light of Ms. Cepak’s appointment, on August 24, 2017, Hugh Menown resigned as Executive Vice President, Chief Accounting Officer and interim Chief Financial Officer of the Company.

Strategic Review

On March 20, 2017 the Company announced that it had retained Morgan Stanley & Co. LLC as financial advisor to assist the Board and senior management with the evaluation, development and implementation of a strategic plan, including a stand-alone financial plan and select strategic alternatives. We worked with our financial advisor on our long-term strategic plan throughout 2017, and we evaluated a variety of alternatives including mergers or consolidations, a stand-alone plan and capital infusion options.  While we had a certain level of interest from potential counterparties, particularly in Gulf of Mexico Shelf consolidation discussions, no executable combination resulted from the review process.

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

Therefore, the Company has shifted its near-term focus to the development of an optimized stand-alone strategy and multi-year plan by approving the 2018 capital and operating budget (the “2018 Capital Budget”).  We decided to return to drilling in 2018, and therefore our focus will be optimizing and enhancing our existing production with an active drilling, recompletion and workover program, evaluating acquisitions, potential dispositions of non-core properties, and continuing to control costs.  The 2018 Capital Budget anticipates total 2018 capital expenditures between $145 million and $175 million, including planned investment of $65 million to $75 million in drilling six new wells and for seven to nine recompletions, $10 million to $15 million in facilities improvements and $50 million to $60 million in plugging and abandonment expenditures.  In January 2018, we signed a six month contract for a drilling rig set to mobilize in late March 2018.

As a complement to the Company’s capital plan, including the 2018 Capital Budget, the Company has retained Intrepid Partners LLC to assist with the consideration of possible alternatives for raising additional capital.  No determination has yet been made as to the form or amount of any such additional capital, but it could be in the form of debt, convertible debt, additional common stock or a new series of non-convertible or convertible preferred stock, as well as other financing structures.  There can be no assurance that any such capital-raising transaction will be consummated or, if consummated, when that transaction will occur.  Furthermore, the Company intends that any such financing would be structured in such a way that it would not preclude a strategic transaction.

Revision of Prior Period Financial Statements

During the following periods, we identified prior period pre-tax adjustments affecting the statements of operations:

Year ended June 30, 2016.  Preferred stock dividends were decreased by $3.2 million to reverse the previously accrued but not declared preferred stock dividend.

Six Months Ended December 31, 2016.

•	Oil sales were increased by $1.0 million to reflect revenue associated with pipeline tariffs.
•

Impairment of oil and natural gas properties was decreased by $9.0 million, resulting from the reduction of asset retirement obligations and related oil and natural gas property balances of the same amount. As we were in a ceiling test impairment position at September 30, 2016, all adjustments to our asset retirement obligations through September 30, 2016 directly impacted the statement of operations for the six months ended December 31, 2016.
•	Reorganization items were decreased by $14.8 million, which is the net impact of adjustments on fresh-start accounting as of the Convenience Date.

At December 31, 2016, the cumulative amount of all statement of operations adjustments for both the year ended June 30, 2016 and six months ended December 31, 2016, was $21.4 million. This amount was offset by reorganization and fresh start accounting adjustments for the Predecessor and was an adjustment to Successor’s opening equity. Please see Note 2 “—Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to Consolidated Financial Statements in this Form 10‑K.

March 31, 2017 and December 31, 2017 Reserves and Impairments

Under the terms of its First Lien Exit Credit Agreement executed in 2016, a third party engineer report was required annually, with the first report due by May 31, 2017. As a result, we had a fully-engineered report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineering firm (“NSAI”) as of March 31, 2017 and December 31, 2017. The estimates of proved crude oil and natural gas reserves attributable to our net interests in oil and gas properties as of March 31, 2017 utilizing SEC 12‑month average pricing resulted in a decrease in proved reserves and PV‑10 value (the net present value, determined using a discount rate of 10% per annum, of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries) of 12.5 MMBOE and $27 million, respectively, as of March 31, 2017 compared to the estimated proved reserves and PV‑10 value prepared by our internal reservoir engineers as of December 31, 2016. The primary non-commodity price factors contributing to the difference between the NSAI March 31, 2017 SEC reserve report and the internally-prepared December 31, 2016 SEC reserve report were: (i) technical reassessments, (ii) higher capital costs and (iii) production during the first quarter of 2017. The impact of those factors was partially offset by higher SEC average commodity prices for both crude oil and natural gas. As a result of these changes, as of March 31, 2017, we incurred an impairment of our oil and natural gas properties of $40.8 million. For the year ended December 31, 2017, we recorded an impairment to oil and natural gas properties of $185.9 million due to the decrease in proved reserves and PV‑10 value.

Fresh Start Accounting and Change of Fiscal Year

Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items during the six month transition period ended December 31, 2016. Accordingly, EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented as of December 31, 2017 and prior periods. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

On February 7, 2017, the Board adopted a resolution to change the Company’s fiscal year end from June 30 to December 31. Unless otherwise noted, all references to “years” in this Form 10‑K refer to the twelve-month fiscal year, which, prior to July 1, 2016 ended on June 30, and, beginning after June 30, 2016, ends on December 31.

The audited financial statements of the Successor on December 31, 2016 reflected an impairment of our oil and natural gas properties of approximately $406.3 million which was recognized due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10. The most significant difference related to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and gas prices used in the calculation of limitation on capitalized costs. Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting.

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations. Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during 2015 and the decline continued with lower prices into 2016. Although oil prices have rebounded to above $60.00 per barrel recently, there is still significant volatility in commodity prices. Further declines in oil and natural gas prices may adversely affect our financial position and results of operations and the quantities and values of our oil and natural gas reserves. If the prices of oil and natural gas continue to be at lower levels or further decline, our operations, financial condition, cash flows and level of expenditures may be materially and adversely affected.

Reduced Capital Spending. With the continued market instability beginning July 2014, numerous E&P companies stopped drilling new wells—the core of an E&P company’s business—and cut capital expenditures, as it was not economically feasible to undertake capital intensive projects at those prices. For the calendar year 2018, the Company’s initial capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $145 million to $175 million, of which plugging and abandonment costs are expected to be in the range of $50 million to $60 million.

Reserve Quantities. A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio. At December 31, 2017, our total proved reserves were 88.2 MMBOE. The unweighted arithmetic average first-day-of-the-month prices adjusted for differentials used to determine our reserves as of December 31, 2017 was $50.99 per barrel of oil, $26.79 per barrel for NGLs and $2.85 per Mcf for natural gas.

Ceiling Test Write-down. For the year ended December 31, 2017, our ceiling test computation resulted in impairment of our oil and natural gas properties of $185.9 million as a result of the decrease in proved reserves and PV‑10 value. Further ceiling test write-downs will be required if oil and natural gas prices decline, unevaluated property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.

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

BOEM Supplemental Financial Assurance and/or Bonding Requirements. As of December 31, 2017, we had approximately $334.1 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”) in April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualified for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of December 31, 2017, approximately $182.4 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to ensure our commitment to comply with the terms and conditions of those leases. As of December 31, 2017, we also maintained approximately $151.7 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In addition, we may be required to provide cash collateral to third party assignors and third party sureties in connection with these performance bonds. As of December 31, 2017, we had $49.8 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors. We continue to work with the BOEM under the long-term financial assurance plan (the “Long-Term Plan”). If we are unable to provide any additional required bonds as requested, the Bureau of Safety and Environmental Enforcement (“BSEE”) or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

The named storm season for 2017 was one of the most active in the past several years and significantly affected our production during 2017.  It was a challenging year for our operations team as there were constant disruptions in activity.  We had to evacuate offshore personnel, shut in production, and then work to re-man platforms and restore production after being assured our facilities were fully prepared for normal operations along with pipelines and shore-based facilities.  Fortunately, our facilities did not experience any significant damage due to hurricanes Harvey, Irma or Nate or tropical storm Cindy.  However, our net daily production was curtailed by approximately 7,200 BOE for the year ended December 31, 2017 as a result of the combination of these named storms, pipeline repairs and maintenance resulting from those storms, general repairs and maintenance for upkeep of our facilities and third party pipeline shut-ins, which negatively impacted our cash flows from operations.

Sale of the Grand Isle Gathering System

On June 30, 2015, EXXI Ltd sold certain real and personal property in our core operating area constituting a subsea pipeline gathering system located in the shallow GoM shelf and storage and onshore processing facilities on Grand Isle, Louisiana (collectively, the “GIGS”) to Grand Isle Corridor L.P. (“Grand Isle Corridor”), a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. for cash consideration of $245 million, plus the assumption of an estimated $12.5 million asset retirement obligation associated with the decommissioning costs of the GIGS. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss being recognized. The net reduction to the full cost pool related to this sale was $248.9 million.

Additionally, on June 30, 2015, in connection with the closing of the sale of the GIGS, Energy XXI GIGS Services, LLC (the “Tenant”) entered into a triple-net lease (the “GIGS Lease”) with Grand Isle Corridor pursuant to which it operates the GIGS. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be nine years or 75% of the expected remaining useful life of the GIGS, whichever is shorter.

The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the GIGS above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual payment averages to $42 million per year over the life of the lease. For 2017, this lease payment obligation represented approximately 5% of our total annual operating costs.

Under the terms of the GIGS Lease, we retain any revenues generated from transporting third party volumes. On December 30, 2016, the Tenant, the Company and Grand Isle Corridor entered into an Assignment and Assumption

Agreement pursuant to which the Tenant assigned to the Company its right, title, interest, and obligations in and to the purchase and sale agreement relating to the GIGS. Additionally, EGC assumed the obligations of EXXI Ltd as guarantor of Tenant’s obligations under the GIGS Lease pursuant to the Assignment and Assumption of Guaranty and Release Agreement, dated December 30, 2016.

Results of Operations

Material changes of certain items in our consolidated statements of operations included in our consolidated financial statements for the periods presented are discussed below. All references to the year ended December 31, 2016 are unaudited. The year ended December 31, 2017 (Successor Company) and the year ended December 31, 2016 (Predecessor Company) are distinct reporting periods as a result of our application of fresh-start accounting upon our emergence from Chapter 11 on December 30, 2016 and may not be comparable to one another or to prior periods.

Year Ended December 31, 2017 and Year Ended December 31, 2016

Our consolidated net loss attributable to common stockholders for the year ended December 31, 2017 was $341.0 million or $10.26 diluted net loss per common share (“per share”).  Net loss for the for the year ended December 31, 2017 was primarily due to lower oil and natural gas sales volumes, increases in lease operating expenses and impairment of oil and natural gas properties.

Our consolidated net income attributable to common stockholders for the year ended December 31, 2016 was $2,616.4 million or $25.01 diluted net income per common share. The result of a net income for the year ended December 31, 2016 was primarily due to recording of gains on reorganization and fair value adjustments and lower lease operating expense, lower depreciation, depletion and amortization (“DD&A”), lower impairment of oil and natural gas properties, lower general and administrative expenses and lower interest expense.

Revenue Variances

	Successor	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
	(In thousands)
Oil	$481,922	$478,916
Natural gas liquids	8,542	9,418
Natural gas	53,805	66,258
Gain (loss) on derivative financial instruments	(32,625)	6,774
Total Revenues	$511,644	$561,366

Revenues

Our consolidated revenues were $511.6 million and $561.4 million for the years ended December 31, 2017 and December 31, 2016, respectively. The decrease in revenues was primarily due to lower oil, natural gas liquids and natural gas sales volumes and loss on derivative financial instruments, partially offset by higher realized prices for oil, natural gas liquids and natural gas sales. Revenues related to commodity prices, sales volumes and derivative activities are presented in the following table and described below.

Price and Volume Variances

	Successor	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Price Variance
Oil sales prices (1)	$51.69	$42.27
Natural gas liquids sales prices (1)	29.62	18.94
Natural gas sales prices (1)	3.11	2.28
Gain (loss) on derivative financial instruments (per BOE)	(2.61)	0.41

Volume Variance
Oil sales volumes (MBbls)	9,324	11,331
Natural gas liquid volumes (MBbls)	288	497
Natural gas sales volumes (MMcf)	17,282	29,073
BOE sales volumes (MBOE)	12,493	16,674
Percent of BOE from oil	75%	68%

(1)	Commodity prices exclude the impact of derivative financial instruments.

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. For the year ended December 31, 2017, our realized price was $51.69 per Bbl for oil, $29.62 per Bbl for natural gas liquids, $3.11 per Mcf for natural gas with a $2.61 per BOE loss on derivative financial instruments. For the year ended December 31, 2016, our realized price was $42.27 per Bbl for oil, $18.94 per Bbl for natural gas liquids, $2.28 per Mcf for natural gas with a $0.41 per BOE gain on derivative financial instruments. Commodity prices are inherently volatile and are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices.

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. For the year ended December 31, 2017 our oil sales volumes were 25.5 MBbls per day, natural gas liquids sales volumes were 0.8 MBbls per day and the natural gas sales volumes were 47.3 MMcf per day. For the year ended December 31, 2016 our oil sales volumes were 31.0 MBbls per day, natural gas liquids sales volumes were 1.4 MBbls per day and the natural gas sales volumes were 79.4 MMcf per day. Sales volumes decreased because of natural well production declines and increased downtime due to weather, pipeline repairs and maintenance.

Costs and expenses and other (income) expense

	Successor		Predecessor
	Year Ended December 31,		Year Ended December 31,
	2017		2016
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$23,512	$1.88	$29,164	$1.75
Workover and maintenance	44,227	3.54	51,394	3.08
Direct lease operating expense	251,932	20.17	210,443	12.62
Total lease operating expense	319,671	25.59	291,001	17.45
Production taxes	1,355	0.11	858	0.05
Gathering and transportation	21,666	1.73	18,419	1.11
Pipeline facility fee	41,977	3.36	40,660	2.44
Depreciation, depletion and amortization	150,151	12.02	154,150	9.24
Accretion of asset retirement obligations	42,780	3.42	72,360	4.34
Impairment of oil and natural gas properties	185,860	14.88	561,348	33.67
General and administrative	72,057	5.77	79,089	4.74
Reorganization items	2,555	0.20	—	—
Total costs and expenses	$838,072	$67.08	$1,217,885	$73.04

Other income (expense)
Other income, net	$254	$0.01	$665	$0.04
Gain on extinguishment of debt	—	—	777,022	46.60
Interest expense	(14,836)	(0.69)	(224,786)	(13.48)
Total other expense, net	$(14,582)	$(0.68)	$552,901	$33.16

Lease operating expenses on a per BOE basis were $25.59 and $17.45 for the year ended December 31, 2017 and 2016, respectively. The total lease operating expense increased primarily due to increased well activity and return to normal operating margins charged by our vendors, partially offset by lower insurance premiums and workover and maintenance expenses. Lease operating expense increased by $8.14 per BOE primarily due to lower production volumes.

Gathering and transportation on a per BOE basis were $1.73 and $1.11 for the year ended December 31, 2017 and 2016, respectively. The absolute cost increase in gathering and transportation expense was primarily associated with increased pipeline repairs, partially offset by a net credit of approximately $7.5 million from the Office of Natural Resources Revenue (“ONRR”) as part of a multi-year federal royalty refund claim.

The pipeline facility fee of $42.0 million and $40.7 million for the year ended December 31, 2017 and 2016, respectively, pertains to the straight line lease expense attributable to GIGS and was previously included in gathering and transportation expense.  Such reclassification had no effect on previously reported total costs and expenses.  Pipeline facility fee expense increased by $0.92 per BOE primarily due to lower production volumes.

Depreciation, depletion and amortization expense on a per BOE basis was $12.02 and $9.24 for the year ended December 31, 2017 and 2016, respectively. The DD&A expense recorded for the year ended December 31, 2017 is not comparable to other periods due to the measurement of assets at their fair value upon emergence from bankruptcy and the impact of impairments of oil and natural gas properties recognized in prior periods.

Accretion of asset retirement obligations on a per BOE basis was $3.42 and $4.34 for the year ended December 31, 2017 and 2016, respectively. The accretion expense recorded for the year ended December 31, 2017 is not comparable to other periods due to the measurement of asset retirement obligations at their fair value upon emergence from bankruptcy.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12‑month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs) to our net capitalized costs of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. For the year ended December 31, 2017, we recorded an impairment to oil and natural gas properties of $185.9 million due to the decrease in proved reserves and PV‑10 value.  For the year ended December 31, 2016, the ceiling test computation resulted in a net impairment of the Predecessor’s oil and natural gas properties of $561.3 million.

General and administrative expenses were $72.1 million and $79.1 million for the year ended December 31, 2017 and 2016.  The decrease of $7.0 million was primarily due to cost-cutting initiatives during 2017. General and administrative expenses on a per BOE basis, were $5.77 and $4.74 for the year ended December 31, 2017 and 2016, respectively. General and administrative expense increased by $1.03 per BOE due to lower production volumes.

During the year ended December 31, 2016, we repurchased certain of our unsecured notes in aggregate principal amounts as follows: $266.6 million of 8.25% Senior Notes due 2018 and $471.1 million of 9.25% Senior Notes due 2017. We repurchased these notes in open market transactions at a total cost of approximately $2.8 million, plus accrued interest. In addition, certain bondholders holding $37 million in face value of our 3.0% Senior Convertible Notes requested conversion of those notes into common stock. We recorded a gain on the repurchases and conversion totaling approximately $777.0 million, net of associated debt issuance costs, debt discount and certain other expenses.

Interest expense on a per BOE basis was $0.69 and $13.48 for the year ended December 31, 2017 and 2016, respectively. The decrease in interest expense was primarily due to the elimination of interest on all of the Predecessor’s prepetition notes, which were cancelled on the Emergence Date, other than the 4.14% promissory note of $5.5 million.

Income Tax Expense

We have not recorded any income tax expense or benefit nor have we made significant federal or state income tax payments in recent years due to our history of operating losses. We do not believe that net deferred tax assets of $306 million as of December 31, 2017 are realizable in the future on a more-likely-than-not basis at this time; accordingly, our valuation allowance as of December 31, 2017 is $306 million. The increase in the valuation allowance of $139 million recorded in the year ended December 31, 2017 is attributable to: (i) the tax effect of the current year pre-tax loss at 35%, (ii) a return-to-provision adjustment to the valuation allowance recorded in Fresh Start accounting at 35% reflecting the changes in estimate reflected in pre-emergence income tax returns recently filed, and (iii) the re-measurement of our deferred tax assets required by the Tax Cuts and Jobs Act of 2017 adjusting those carrying values from 35% to the newly enacted U.S. federal income tax rate applicable to us of 21%. The Predecessor recorded no federal income tax expense for the year ended December 31, 2016 primarily due to the book loss for the year and its inability to then record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets.

On December 31, 2016 for Successor Company

On the Convenience Date, subsequent to the restructuring adjustments and fair value adjustments, we recorded an impairment of our oil and natural gas properties of approximately $406.3 million, due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10.

The most significant difference relates to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and natural gas prices used in the calculation of limitation on capitalized costs.

Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting.

The impairment of our oil and natural gas properties did not impact our cash flows from operations but contributed to the Company’s net loss on December 31, 2016.

Six Month Transition Period Ended December 31, 2016 Compared With the Six Months Ended December 31, 2015

EXXI Ltd’s consolidated net income attributable to common stockholders for the six months ended December 31, 2016 was $2,650.6 million or $25.30 diluted net income per common share as compared to a net loss of $1,889.6 million or $19.91 per share for the six months ended December 31, 2015. The result of a net income for the six months ended December 31, 2016 was primarily due to recording of gains on reorganization and fair value adjustments and lower lease operating expense, lower DD&A, lower impairment of oil and natural gas properties, lower general and administrative expenses and lower interest expense.

Revenues

	Predecessor
	Six Months Ended December 31,			Percent
	2016	2015	Decrease	Decrease
		(Unaudited)
	(In thousands)
Oil	$256,050	$309,639	$(53,589)	(17.3%)
Natural gas liquids	3,533	8,967	(5,434)	(60.6%)
Natural gas	37,103	40,100	(2,997)	(7.5%)
Gain on derivative financial instruments	—	83,732	(83,732)	(100.0%)
Total Revenues	$296,686	$442,438	$(145,752)	(32.9%)

Our consolidated revenues decreased $145.8 million for the six months ended December 31, 2016 as compared to the same prior period. Lower revenues were primarily due to lower production volumes. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Predecessor
				Percent	Revenue
	Six Months Ended December 31,		Increase	Increase	Increase
	2016	2015	(Decrease)	(Decrease)	(Decrease)
		(Unaudited)			(In thousands)
Price Variance
Oil sales prices (per Bbl) (1)	$46.71	$45.70	$1.01	2.2%	$6,846
Natural gas liquids sales prices (per Bbl) (1)	21.12	15.12	6.00	39.7%	3,555
Natural gas sales prices (per Mcf) (1)	2.75	2.18	0.57	26.1%	10,487
Gain on derivative financial instruments (per BOE)	—	8.03	(8.03)	(100.0%)	(83,732)
Total price variance					(62,844)

Volume Variance
Oil sales volumes (MBbls)	5,482	6,775	(1,293)	(19.1%)	(60,435)
Natural gas liquids sales volumes (MBbls)	167	593	(426)	(71.8%)	(8,989)
Natural gas sales volumes (MMcf)	13,485	18,385	(4,900)	(26.7%)	(13,484)
BOE sales volumes (MBOE)	7,897	10,432	(2,535)	(24.3%)
Percent of BOE from oil	69%	65%
Total volume variance					(82,908)
Total price and volume variance					$(145,752)

(1)	Commodity prices exclude the impact of derivative financial instruments.

Price Variances

Revenues declined by $62.8 million for the six months ended December 31, 2016 as compared to the same prior period. Average oil prices increased $1.01 per barrel for the six months ended December 31, 2016 as compared to the same prior period, resulting in higher revenues of $6.8 million. Average natural gas liquids prices increased $6.0 per barrel for the six months ended December 31, 2016 as compared to the same prior period, resulting in higher revenues of $3.6 million. Average natural gas prices increased $0.57 per Mcf for the six months ended December 31, 2016 as compared to the same prior period, resulting in higher revenues of $10.5 million. We had no derivative gain for the six months ended December 31, 2016, compared to a gain of $8.03 per BOE for the same prior period in the prior fiscal year, resulting in lower revenues of $83.7 million. The gain on derivatives for the six months ended December 31, 2015 reflects a gain on settlements of our derivative contracts of approximately $6.14 per barrel of oil.

Volume Variances

Oil sales volumes decreased 7.0 MBbls per day for the six months ended December 31, 2016 as compared to the same prior period, resulting in lower revenues of $60.4 million, natural gas liquids sales volumes decreased 2.3 MBbls per day for the six months ended December 31, 2016 as compared to the same prior period, resulting in lower revenues of $9.0 million while natural gas sales volumes decreased by 26.6 Mcf per day for the six months ended December 31, 2016, resulting in lower revenues of $13.5 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines.

Costs and Expenses and Other (Income) Expense

	Predecessor
	Six Months Ended December 31,
	2016		2015		Change
	Total $	Per BOE	Total $	Per BOE	Total $
			(Unaudited)
Cost and expenses	(In thousands, except per unit amounts)
Lease operating expense
Insurance expense	$12,596	$1.60	$21,338	$2.05	$(8,742)
Workover and maintenance	22,196	2.81	28,517	2.73	(6,321)
Direct lease operating expense	101,786	12.89	123,905	11.88	(22,119)
Total lease operating expense	136,578	17.30	173,760	16.66	(37,182)
Production taxes	482	0.06	1,066	0.10	(584)
Gathering and transportation	5,910	0.75	20,646	1.98	(14,736)
Pipeline facility fee	20,330	2.57	20,330	1.95	—
Depreciation, depletion and amortization	60,202	7.62	245,591	23.54	(185,389)
Accretion of asset retirement obligations	38,380	4.86	30,728	2.95	7,652
Impairment of oil and natural gas properties	77,781	9.85	2,330,461	223.40	(2,252,680)
General and administrative	27,557	3.49	51,204	4.91	(23,647)
Total costs and expenses	$367,220	$46.50	$2,873,786	$275.49	$(2,506,566)

Other income (expense)
Loss from equity method investees	$—	$—	$(10,746)	$(1.03)	$10,746
Other income, net	117	0.01	3,048	0.29	(2,931)
Gain on early extinguishment of debt	—	—	748,574	71.76	(748,574)
Interest expense	(12,580)	(1.59)	(193,452)	(18.54)	180,872
Total other income (expense), net	$(12,463)	$(1.58)	$547,424	$52.48	$(559,887)

Costs and expenses decreased $2,506.6 million for the six months ended December 31, 2016 as compared to the same prior period, principally due to the lower lease operating expenses, lower DD&A, lower impairment of oil and natural gas properties and lower general and administrative expenses principally due to factors discussed further below.

Lease operating expense decreased $37.2 million for the six months ended December 31, 2016 as compared to the same prior period. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE increased by $0.64 per BOE for the six months ended December 31, 2016 principally due to low production volumes in the current period as compared to the same prior period.

Gathering and transportation expense decreased $14.7 million for the six months ended December 31, 2016 as compared to the same prior period. This decrease was principally due to recording a credit of approximately $7.8 million from ONRR as part of a multi-year federal royalty refund claim.

The pipeline facility fee of $20.3 million and $20.3 million for the six months ended December 31, 2016 and 2015, respectively, pertains to the straight line lease expense attributable to GIGS and was previously included in gathering and transportation expense.  Such reclassification had no effect on previously reported total costs and expenses.

DD&A expense decreased $185.4 million for the six months ended December 31, 2016 as compared to the same prior period, primarily due to a decrease in the DD&A per BOE rate of $15.92. The decrease in the DD&A rate for the six months ended December 31, 2016 as compared to the same prior period was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal years 2015 and 2016.

As a result of our ceiling test at September 30, 2016, we recognized an impairment of our oil and natural gas properties totaling $77.8 million, net of a $9.0 million adjustment to reflect the revision of prior period financial statements.  In addition, as a result of our ceiling tests at September 30, 2015 and December 31, 2015, we recognized impairments of our oil and natural gas properties totaling $2,330.5 million during the six months ended December 31, 2015.

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

Reorganization Items

Since the filing of the Bankruptcy Petitions, the Predecessor has recorded $104.8 million in reorganization items ($90.6 million has been recorded in the six months ended December 31, 2016), which represent the direct and incremental costs of being in bankruptcy, and primarily consist of professional fees incurred from Petition Date through December 31, 2016. In addition, for the six months ended December 31, 2016, the Predecessor recorded $1,983.9 million gain on settlement of liabilities subject to compromise and $840.3 million gain on recording fresh start adjustments. Please see Note 4 “— Fresh Start Accounting of Notes to Consolidated Financial Statements” in this Form 10‑K.

Income Tax Expense

We recorded no income tax expense or benefit for the six months ended December 31, 2016 and 2015, principally due to our inability to currently record the benefit for any additional deferred tax assets because of our history of operating losses. The results for these periods are unaffected by the Tax Cuts and Jobs Act of 2017; all adjustments required by the Tax Cuts and Jobs Act of 2017 are reflected in the year ended December 31, 2017. Please see Note 18 — “Income Taxes” of Notes to Consolidated Financial Statements in this Form 10‑K.

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Our consolidated net loss attributable to common stockholders for the year ended June 30, 2016 was $1,923.9 million or $20.08 per share as compared to $2,445.3 million or $25.97 per share for the year ended June 30, 2015. The decrease in the loss was primarily due to the gain on the early extinguishment of debt, partially offset by lower revenues due to lower oil and natural gas sales prices, lower gain on derivative financial instruments and lower oil and natural gas properties impairment. In addition, DD&A and lease operating expenses were lower in the year ended June 30, 2016 compared to the year ended June 30, 2015. The year ended June 30, 2015 also included impairment of goodwill.

Revenue Variances

	Predecessor
	Year Ended June 30,			Percent
	2016	2015	Decrease	Decrease
	(In thousands)
Oil	$532,505	$1,025,017	$(492,512)	(48.0%)
Natural gas liquids	14,852	27,714	(12,862)	(46.4%)
Natural gas	69,255	117,282	(48,027)	(41.0%)
Gain on derivative financial instruments	90,506	235,439	(144,933)	(61.6%)
Total Revenues	$707,118	$1,405,452	$(698,334)	(49.7%)

Revenues

Our consolidated revenues decreased $698.3 million for the year ended June 30, 2016 as compared to the year ended June 30, 2015. Lower revenues were primarily due to lower commodity sales prices and lower gain on derivative financial instruments as well as declines in sales volumes. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Predecessor
	Year Ended June 30,			Percent	Revenue
	2016	2015	Decrease	Decrease	Decrease
					(In thousands)
Price Variance
Oil sales prices (per Bbl) (1)	$42.18	$71.82	$(29.64)	(41.3%)	$(423,010)
Natural gas liquid sales prices (per Bbl) (1)	16.09	28.08	(11.99)	(42.7%)	(11,832)
Natural gas sales prices (per Mcf) (1)	2.04	3.13	(1.09)	(34.8%)	(40,881)
Gain on derivative financial instruments (per BOE)	4.71	10.95	(6.24)	(57.0%)	(144,933)
Total price variance					(620,656)

Volume Variance
Oil sales volumes (MBbls)	12,624	14,272	(1,648)	(11.5%)	(69,502)
Natural gas liquids sales volumes (Mbbls)	923	987	(64)	(6.5%)	(1,030)
Natural gas sales volumes (MMcf)	33,973	37,472	(3,499)	(9.3%)	(7,146)
BOE sales volumes (MBOE)	19,209	21,504	(2,295)	(10.7%)
Percent of BOE from oil	66%	66%
Total volume variance					(77,678)
Total price and volume variance					$(698,334)

(1)	Commodity prices exclude the impact of derivative financial instruments.

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $620.7 million in the year ended June 30, 2016 as compared to the year ended June 30, 2015. Average oil prices decreased $29.64 per barrel in the year ended June 30, 2016, resulting in lower revenues of $423.0 million. Average natural gas liquid prices decreased $11.99 per barrel in the year ended June 30, 2016, resulting in lower revenues of $11.8 million. Average natural gas prices decreased $1.09 per Mcf during the year ended June 30, 2016, resulting in lower revenues of $40.9 million. For fiscal 2016, our hedging activities resulted in a gain on derivative activities of $4.71 per BOE compared to $10.95 per BOE for the prior fiscal year, resulting in lower revenues of $144.9 million. The gain on derivatives for the year ended June 30, 2016 reflects a gain on settlements and monetization of our derivative contracts of approximately $8.69 per barrel of oil compared to the gain on settlements and monetization of our derivative contracts of approximately $12.85 per barrel of oil for the year ended June 30, 2015.

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

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes decreased 4.6 MBbls per day in the year ended June 30, 2016 as compared to the prior fiscal year, resulting in lower revenues of $69.5 million. Natural gas liquid sales volumes decreased 0.2 MBbls per day in the year ended June 30, 2016 as compared to the prior fiscal year, resulting in lower revenues of $1.0 million. Natural gas sales volumes decreased by 9.9 Mcf per day in the year ended June 30, 2016, resulting in lower revenues of $7.1 million. Sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to interruptions on third party pipelines.

Costs and expenses and other (income) expense

	Predecessor
	Year Ended June 30,				Increase
	2016		2015		(Decrease)
	Total $	Per BOE	Total $	Per BOE	Total $
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense
Insurance expense	$37,906	$1.97	$40,046	$1.86	$(2,140)
Workover and maintenance	57,715	3.00	64,893	3.02	(7,178)
Direct lease operating expense	232,562	12.11	345,033	16.04	(112,471)
Total lease operating expense	328,183	17.08	449,972	20.92	(121,789)
Production taxes	1,442	0.08	8,385	0.39	(6,943)
Gathering and transportation	33,156	1.73	34,707	1.61	(1,551)
Pipeline facility fee	40,659	2.12	—	—	40,659
Depreciation, depletion and amortization	339,539	17.68	705,521	32.81	(365,982)
Accretion of asset retirement obligations	64,708	3.37	50,081	2.33	14,627
Impairment of oil and natural gas properties	2,814,028	146.49	2,421,884	112.63	392,144
Goodwill impairment	—	—	329,293	15.31	(329,293)
General and administrative	102,736	5.35	116,500	5.42	(13,764)
Total costs and expenses	$3,724,451	$193.90	$4,116,343	$191.42	$(391,892)

Other income (expense)
(Income) loss from equity method investees	$(10,746)	$(0.56)	$(17,165)	$(0.80)	$6,419
Other income, net	3,596	0.19	4,176	0.19	(580)
Gain on early extinguishment of debt	1,525,596	79.42	—	—	1,525,596
Interest expense	(405,658)	(21.12)	(323,308)	(15.03)	(82,350)
Total other income (expense), net	$1,112,788	$57.93	$(336,297)	$(15.64)	$1,449,085

Costs and expenses decreased $391.9 million in the year ended June 30, 2016 as compared to the year ended June 30, 2015, principally due to lower DD&A, goodwill impairment and lease operating expense, principally due to factors discussed further below. These decreases were partially offset by increases in the impairment of oil and natural gas properties, gathering and transportation, and accretion of asset retirement obligations.

As a result of our ceiling tests at the end of each quarter during fiscal 2016, we recognized ceiling test impairments of our oil and natural gas properties totaling $2,814.0 million during the year ended June 30, 2016. As a result of our ceiling tests at March 31, 2015 and June 30, 2015, we recognized ceiling test impairments of our oil and natural gas properties totaling $2,421.9 million during the year ended June 30, 2015.

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

Lease operating expense decreased $121.8 million in the year ended June 30, 2016 compared to the year ended June 30, 2015. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $20.92 for the year ended June 30, 2015 to $17.08 for the year ended June 30, 2016.

The pipeline facility fee of $40.7 million for the year ended June 30, 2016 pertains to the straight line lease expense attributable to GIGS and was previously included in gathering and transportation expense.  Such reclassification had no effect on previously reported total costs and expenses.

DD&A expense decreased $366.0 million in the year ended June 30, 2016 as compared to the year ended June 30, 2015, primarily due to a decrease in the DD&A per BOE rate of $15.13. The decrease in the DD&A rate in fiscal 2016 was primarily due to the reduction in our full cost pool due to the ceiling test impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016, partially offset by the reduction in proved reserve estimates.

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

Income Tax Benefit

We recorded de minimis income tax benefit in the year ended June 30, 2016 compare to an income tax benefit of $613.4 million in the year ended June 30, 2015. The effective income tax expense/(benefit) rate for the year ended June 30, 2015 was (20.1%). The change in the effective tax rate is primarily due to the book loss for the period and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. The results for this period are unaffected by the Tax Cuts and Jobs Act of 2017; all adjustments required by the Tax Cuts and Jobs Act of 2017 are reflected in the year ended December 31, 2017.  See Note 18 — “Income Taxes” of Notes to our Consolidated Financial Statements in this Form 10‑K.

Income Tax Expense

We recorded income tax benefit of $613.4 million in the year ended June 30, 2015 compared to income tax expense of $35.0 million recorded in the year ended June 30, 2014. The effective income tax expense/(benefit) rate for the year ended June 30, 2015 was (20.1%) as compared to 65.9% for the year ended June 30, 2014. The decrease in the tax rate was primarily due: (i) the book loss for the year, (ii) the $329 million non-tax deductible goodwill impairment, and (iii) the $356.8 million increase in our valuation allowance. This increase in our valuation allowance was due to changes in our expectations regarding our future taxable income, consistent with net losses recorded during fiscal year 2015 (that were heavily influenced by oil and gas property impairments). In light of the form of the transaction related to the acquisition of EPL on June 3, 2014, the goodwill recognized as a result of the EPL Acquisition did not have tax basis; therefore, the goodwill impairment was nondeductible for tax purposes. The results for this period are unaffected by the Tax Cuts and Jobs Act of 2017; all adjustments required by the Tax Cuts and Jobs Act of 2017 are reflected in the year ended December 31, 2017. See Note 18 — “Income Taxes” of Notes to our Consolidated Financial Statements in this Form 10‑K.

Proved Reserves

As of December 31, 2017 the estimates of the net proved oil and natural gas reserves of our oil and natural gas properties located entirely within the U.S. are based on evaluations prepared by NSAI. From June 30, 2013 through June 30, 2016, the Company utilized third-party engineers to audit its internal calculations of reserves and as of December 31, 2016, the reserve quantities were estimated and compiled by its internal reservoir engineers. The Company did not have a fully-engineered third-party report prepared since 2012.  Under the terms of its First Lien Exit Credit Agreement executed in 2016, a third party engineer report was required annually, with the first report due by May 31, 2017. As a result, we had a fully-engineered report prepared by NSAI as of March 31, 2017 and December 31, 2017, and the Company plans to have any future annual reserve reports fully-engineered by a third-party engineering firm. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

	Successor
	December 31, 2017				December 31, 2016
	Oil MMBbls	NGLs MMBbls	Natural Gas Bcf	MMBOE	Oil MMBbls	NGLs MMBbls	Natural Gas Bcf	MMBOE
Proved
Developed	55.0	1.4	58.9	66.2	63.7	2.7	113.6	85.4
Undeveloped	19.4	0.3	14.1	22.0	31.5	0.4	27.6	36.5
Total Proved	74.4	1.7	73.0	88.2	95.2	3.1	141.2	121.9

Our proved reserves decreased by 33.7 MMBOE or by approximately 28% from 121.9 MMBOE at December 31, 2016 to 88.2 MMBOE as of December 31, 2017. The decrease was primarily due to:

•

17.4 MMBOE of negative revisions of proved undeveloped reserves.  These reserves were written off primarily due to updated technical assessments of undeveloped reserves and, due to delayed drilling activity during 2017 and changes to the Company’s drilling schedule, the SEC’s requirement that undeveloped reserves be developed within five years of the initial booking.
•	12.5 MMBOE of production during the period.
•	10.7 MMBOE of reserves that became uneconomic due to increased estimates of lease operating expenses.
•

9.6 MMBOE of negative revisions of proved developed non-producing reserves.  Of these negative revisions, 4.2 MMBOE were primarily due to the revised drilling schedule truncating proved economic field lives and 5.2 MMBOE were due to updated technical assessments.

These were offset by:

•	7.1 MMBOE of new reserves that were added after technical reviews of the assets.
•	Upward revisions of 7.0 MMBOE of reserves due to increased product prices and improved field economics.
•	Upward revisions of 3.3 MMBOE of proved developed producing reserves due to performance.

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

Following emergence from bankruptcy and in accordance with fresh start accounting, the Company, based on the then renewed ability to fund development drilling, recorded proved undeveloped reserves of 36.5 MMBOE at December 31, 2016. Future development costs associated with our proved undeveloped reserves at December 31, 2016 totaled approximately $443.2 million. As of December 31, 2017, the Company had proved undeveloped reserves of 22.0 MMBOE with future developed costs of $356.1 million.

The plan to drill and develop the Company’s undeveloped reserves is updated and approved on an annual basis.  Updates to the plan are based upon a variety of criteria, including changes in market conditions, maximization of present value, cash flow and production volumes, drilling obligations, five-year rule requirements, and anticipation of certain drilling rig types.  Due to these multiple, dynamic factors, the plan and its implementation is reviewed by Company Management and the Board of Directors throughout the year as market conditions change.  The relative portion of total proved undeveloped reserves that the Company develops will not be uniform from year to year, but will vary by year depending upon the factors that affect the drilling plan; including financial targets such as reducing debt and/or drilling within cash flow, drilling obligatory wells and the inclusion of newly acquired proved undeveloped reserves or non-proved prospects.  As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they were first recognized as proved undeveloped locations in the Company’s reserves report.

Our current proved undeveloped schedule is also subject to change due to external factors such as changes in commodity prices, the availability of capital, acquisitions, regulatory matters and the availability of drilling rigs that are capable of drilling in a given area. Senior management continuously monitors our development drilling plan to ensure that there is reasonable certainty of proceeding with our development plans and informs the Board of any required changes to the existing long range plan and the related development plan. The following table presents the percentage of proved undeveloped reserves scheduled to be developed by fiscal year, in accordance with our long range plan.

Successor
Year Ending December 31,	Percentage of Proved Undeveloped Reserves Scheduled to be Developed
2018	12.0%
2019	28.0%
2020	23.0%
2021	37.0%
Total	100.0%

The following table discloses our progress toward the conversion of proved undeveloped reserves during the fiscal year ended December 31, 2017.

	Oil and Natural Gas	Future Development Costs
	(MBOE)	(in thousands)
Proved undeveloped reserves at December 31, 2016	36,498	$443,172
Extensions, discoveries and other additions	4,754	104,388
Revisions of previous estimates	(19,213)	(191,477)
Total reduction in proved undeveloped reserves	(14,459)	(87,089)
Proved undeveloped reserves at December 31, 2017	22,039	$356,083

Liquidity and Capital Resources

We plan to fund our operations for fiscal year 2018 primarily through cash on hand and cash flows from operating activities. Future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Our primary use of cash is to fund capital expenditures used to develop our oil and natural gas properties. As of December 31, 2017 we had approximately $151.7 million of cash on hand and $12.5 million in available borrowing capacity under the Exit Facility, which is only available under specific circumstances.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. The 2018 Capital Budget anticipates total 2018 capital expenditures between $145 million and $175 million, including planned investment of $65 million to $75 million in drilling six new wells and for seven to nine recompletions, $10 million to $15 million in facilities improvements and $50 million to $60 million in plugging and abandonment expenditures.  In January 2018, we signed a six month contract for a drilling rig set to mobilize in late March 2018.  The Company believes it has sufficient liquidity as of December 31, 2017, including approximately $151.7 million of cash on hand and funds generated from ongoing operations, to fund anticipated 2018 cash requirements for operating and capital expenditures and for principal and interest payments on our outstanding debt.

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

As a complement to the Company’s capital plan, including the 2018 Capital Budget, the Company has retained Intrepid Partners LLC to assist with the consideration of possible alternatives for raising additional capital.  No determination has yet been made as to the form or amount of any such additional capital, but it could be in the form of debt, convertible debt, additional common stock or a new series of non-convertible or convertible preferred stock, as well as other financing structures.  There can be no assurance that any such capital-raising transaction will be consummated or, if consummated, when that transaction will occur.  Furthermore, the Company intends that any such financing would be structured in such a way that it would not preclude a strategic transaction.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the Gulf of Mexico. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was then agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor of ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date and (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter ending on and after March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

As of December 31, 2017, we had approximately $74 million in borrowings and $202.6 million in letters of credit issued under the Exit Facility.

BOEM Bonding Requirements

The future cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan, as such plan may be revised by the Proposed Plan Amendment, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding rules applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral to support the issuance of such bonds or other surety. We continue to work with the BOEM under the Long-Term Plan. We can provide no assurance that we can continue in the future to obtain bonds or other surety in all cases or that we will have sufficient operating cash flows to support such supplemental bonding requirements. If we are unable to provide any additional required bonds as requested, the BSEE or the BOEM may have any of our operations on federal leases suspended or cancelled or otherwise impose monetary penalties. Such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about the BOEM’s supplement bonding requirements, see “— Known Trends and Uncertainties — BOEM Supplemental Financial Assurance and/or Bonding Requirements” above.

Potential Divestitures

We may decide to divest of certain non-core assets from time to time. There can be no assurance any such potential transactions will prove successful. We cannot provide any assurance that we will be able to sell these assets on satisfactory terms, if at all.

Capital Expenditures

For the year ended December 31, 2017, our capital expenditures excluding acquisitions but including plugging and abandonment obligations totaled approximately $115.7 million, of which approximately $52.7 million was spent on plugging and abandonment costs and the remaining on development of our assets.  For the calendar year 2018, the Company’s initial capital budget, excluding acquisitions but including plugging and abandonment is expected to be in the range of $145 million to $175 million, of which plugging and abandonment costs are expected to be in the range of $50 million to $60 million.  We believe that our capital resources from existing cash balances and anticipated cash flow from operating activities will be adequate to fund anticipated cash requirements for capital expenditures in 2018. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict and cannot be determined at this time. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

Cash Flows

The following table sets forth selected historical information from our statement of cash flows for the year ended December 31, 2017 and 2016:

	Successor	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$45,638	$(94,204)
Net cash used in investing activities	(55,063)	(28,335)
Net cash used in financing activities	(4,214)	(37,983)
Net decrease in cash and cash equivalents	$(13,639)	$(160,522)

Operating Activities

Net cash provided by and used in operating activities for the year ended December 31, 2017 and 2016 was $45.6 million and $94.2 million, respectively. The cash provided by operating activities for the year ended December 31, 2017 was primarily due to higher realized commodity prices and lower cash outflows associated with operating assets and liabilities, including cash outflows related to general and administrative expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 and 2016 was $55.1 million and $28.3 million, respectively. The increase in cash used in investing activities was primarily due to the reduction in insurance recoveries and change in restricted cash.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 and 2016 was $4.2 million and $38.0 million, respectively.  During the year ended December 31, 2017, cash used in financing activities consists of $4.1 million used to primarily repay in full the outstanding amount under 4.14% promissory note. During the year ended December 31, 2016, cash used in financing activities consists primarily of $35 million used to repay debt, $1.4 million in fees incurred on repurchase of prepetition notes and $1.6 million incurred in debt issuance costs.

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

The following table sets forth selected historical information from EXXI Ltd’s statement of cash flows for the years ended June 30, 2016 and:

	Predecessor
	Year Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(166,655)	$330,753
Net cash used in investing activities	(122,913)	(460,448)
Net cash provided by (used in) financing activities	(264,022)	740,737
Net increase (decrease) in cash and cash equivalents	$(553,590)	$611,042

Operating Activities

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

Investing Activities

For the fiscal years 2016 and 2015, our cash used for capital expenditures and acquisitions totaled $122.9 million and $460.4 million, respectively. The decrease in net cash used in investing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to the reduction in capital expenditures, partially offset by a reduction in the proceeds from the sale of properties.

Financing Activities

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of December 31, 2017, we are obligated to make under our contractual obligations and commitments, other than hedging contracts.

	Successor
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations
Total long-term debt(1)(5)	$74,017	$21	$73,996	$—	$—
Interest on long-term debt(1)	28,355	14,178	14,177	—	—
Operating leases(2)	366,438	36,035	80,054	98,173	152,176
Total contractual obligations	468,810	50,234	168,227	98,173	152,176

Other Obligations
Asset retirement obligations(3)	664,851	51,398	160,641	137,318	315,494
Performance bond premiums (4)	4,821	4,821	—	—	—
Total obligations	$1,138,482	$106,453	$328,868	$235,491	$467,670

(1)

See Note 9 – “Long-Term Debt” of Notes to our Consolidated Financial Statements in this Form 10‑K for details of our long-term debt. Interest on long-term includes fees relating to drawn letters of credit and unutilized line of credit.

(2)	See Note 17 – “Commitments and Contingencies” of Notes to our Consolidated Financial Statements in this Form 10‑K for discussion of these commitments.
(3)

See Note 10 – “Asset Retirement Obligations” of Notes to our Consolidated Financial Statements in this Form 10‑K for details of asset retirement obligations. In addition, the table above does not include performance bonds totaling $334.1 million and letters of credit of $200 million which support our asset retirement obligations.

(4)

See Note 17 - “Commitments and Contingencies” of Notes to our Consolidated Financial Statements in this Form 10‑K. As of December 31, 2017, our total annual premium expense for supplemental bonding totaled $4.8 million. The BOEM may in the future continue to review our plugging, abandonment, decommissioning and removal obligations; re-evaluate the adequacy of our financial assurances; and require us to provide additional supplemental bonding or other surety for most or all of our properties.

(5)

Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter ending on and after March 31, 2018. In that case, the first such payment of approximately $5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. If that occurs, then $16.65 million of our contractual obligations relating to total long-term debt would move from the “1-3 Years” category to “Less than 1 Year” category. See Note 9 – “Long Term Debt” of Notes to our Consolidated Financial Statements in this Form 10‑K for discussion of these commitments.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet transactions that may give rise to material off-balance sheet liabilities. As of December 31, 2017, the material off-balance sheet transactions entered into by us include drilling rig contracts and operating lease agreements. See “—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.” Other than the off-balance sheet transactions described above, we have no other transactions, arrangements or relationships with other persons that are reasonably likely to materially affect our liquidity or availability of capital resources.

Critical Accounting Policies

We have identified the following policies as critical to the understanding of our financial condition and results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment in selecting their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain accounting policies are important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, observation of trends in the industry, and information available from other outside sources, as appropriate. Our critical accounting policies and estimates are set forth below. Certain of these accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our management’s current judgment. Our most sensitive estimate affecting our financial statements is our oil and natural gas reserves, which are highly sensitive to changes in oil and natural gas prices that have been volatile in recent years. To the extent reserves are adversely impacted by reductions in oil and natural gas prices, we could experience increased depreciation, depletion and amortization expense and full cost ceiling impairments in future periods.

Presentation. For Predecessor periods subsequent to filing the Bankruptcy Petitions, we have prepared our consolidated financial statements in accordance with ASC 852, Reorganizations. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, a gain on settlement of liabilities subject to compromise, a fair value adjustment gain and professional fees incurred in the Chapter 11 Cases have been recorded in a reorganization line item on the consolidated statements of operations. In addition, ASC 852 provides for changes in the accounting and presentation of significant items on the consolidated balance sheets, particularly liabilities. Pre-petition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Predecessor consolidated balance sheets in liabilities subject to compromise.

Fresh-start Accounting. Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items during the six month transition period ended December 31, 2016. Accordingly, EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented as of December 31, 2017 and prior periods. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. The Predecessor’s proved reserves quantities of 86.6 MMBOE as of June 30, 2016 were estimated and compiled by its internal reservoir engineers and audited by NSAI. As of December 31, 2016, proved reserves quantities of 121.9 MMBOE were independently estimated and compiled by our internal reservoir engineers. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017 and we engaged NSAI to provide that report.  The first NSAI report was delivered by us on May 23, 2017, and NSAI estimated our proved reserves quantities of 109.4 MMBOE as of March 31, 2017 in accordance with the guidelines established by the SEC. As of December 31, 2017, proved reserves quantities of 88.2 MMBOE were estimated by NSAI. Other items subject to estimates and assumptions include fair value estimates used in fresh start accounting; accounting for acquisitions and dispositions;

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

Oil and Natural Gas Properties. We use the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless accounting for the sale as a reduction of capitalized costs would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Costs excluded from depletion or amortization represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs associated with unevaluated properties, all of which were recorded as part of fresh start accounting, are transferred to evaluated properties either (i) ratably over a period of the related field’s life, or (ii) upon determination as to whether there are any proved reserves related to the unevaluated properties or the costs are impaired or capital costs associated with the development of these properties will not be available.

We evaluate the impairment of our evaluated oil and natural gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4‑10. Estimated future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capital costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and natural gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors, which are difficult to predict. For the year ended December 31, 2017, we recorded an impairment to oil and natural gas properties of $185.9 million due to the decrease in proved reserves and PV‑10 value. On December 31, 2016, the Company, subsequent to its emergence from bankruptcy, recorded an impairment of its oil and natural gas properties of approximately $406.3 million due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10. The most significant difference relates to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and natural gas prices used in the calculation of limitation on capitalized costs. Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting. For the six month period ended December 31, 2016 and for the years ended June 30, 2016 and 2015, the Predecessor recorded an impairment to its oil and natural gas properties of $77.8 million, $2,814.0 and $2,421.9 million, respectively.

Following emergence from bankruptcy and in accordance with fresh start accounting, the Company, based on the renewed ability to fund development drilling, recorded proved undeveloped reserves of 36.5 MMBOE at December 31, 2016. Future development costs associated with our proved undeveloped reserves at December 31, 2016 totaled approximately $443.2 million.  As of December 31, 2017, we have 22 MMBOE in proved undeveloped reserves. Future development costs associated with our proved undeveloped reserves at December 31, 2017 totaled approximately $356.1 million. As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report.

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

Derivative Instruments. We have historically used various derivative instruments including crude oil and natural gas put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. We net derivative assets and liabilities for counterparties where we have a legal right of offset.  Any premiums paid or financed on derivative financial instruments are recorded as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or financed. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

Income Taxes. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties and derivative instruments for financial reporting purposes and income tax purposes. For periods ending up through and including the year ended December 31, 2017 we used the then-current U.S. Federal statutory rate of 35% for measuring these deferred tax assets and liabilities, as adjusted for any applicable state taxes. As a result of the Tax Cuts and Jobs Act of 2017, we re-measured these temporary differences at the new U.S. Federal corporate income tax rate of 21% at December 31, 2017.  This resulted in a decrease to our tax-effected deferred tax assets of $204 million, and a corresponding reduction of our valuation allowance of $204 million.  There was no net effect on income tax expense or benefit recorded for the year ended December 31, 2017 as a result of the Tax Cuts and Jobs Act of 2017.

For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through Depreciation, Depletion and Amortization (“DD&A”). However, due to changes contained in the Tax Cuts and Jobs Act of 2017, we are now afforded an annual election for equipment purchases after September 27, 2017 through December 31, 2022 that allows us to immediately claim tax deductions for 100% the cost of this property. Generally, most other exploratory and development costs are charged to expense as incurred; however, we may use certain provisions of the Tax Code that allow capitalization or expensing of intangible drilling and tangible property costs where management deems appropriate.

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

As a result of fresh start accounting, significant historic deferred tax assets and liabilities were reduced, including the liability for accrued outbound 30% withholding tax on the Intercompany Loans from the Predecessor’s Bermuda parent, as these obligations were extinguished in the Plan and are not obligations of the Successor entities. With the NOL carryover being reduced by the Tax Attribute Reduction Rules, the principal deferred tax assets and liabilities of the Successor after fresh-start accounting relate to our oil and gas properties. The remaining tax bases of our oil and natural gas properties are greater than their respective book carrying values as determined in fresh-start accounting and after reflecting 2017 activity such that we have recorded a deferred tax asset for those properties. These adjustments reflect the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We have recorded a deferred tax asset for the asset retirement obligation (which has no tax basis and will be tax deductible or result in additional tax basis in assets when settled) and other items that exceed the deferred tax liability for oil and natural gas properties. As such, we recorded an after-tax valuation allowance of $168 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. This increase in net tax basis reflects the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of Predecessor losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. After filing of our initial Form 10-K for the year ended December 31, 2016, tax returns for the Predecessor reflecting the effect of the Tax Attribute Reduction rules were filed resulting in total additional tax basis of $633 million. This amount is made up of an increase in the amount of $663 million related to the change in total CODI excluded (as detailed in the table below), less $30 million related to other changes in estimates of tax attributes resulting from the filings of these tax returns that is unrelated to the Tax Attribute Reduction Rules. These changes were primarily due to: changes in estimate of the amount of the CODI realized and excluded from taxable income and an additional NOL being generated by the Predecessor (including entities not a part of the Successor tax group) that absorbed the CODI exclusion net of other adjustments unrelated to the change in estimate of the CODI exclusion. This change in estimate of the effects of CODI coupled with a decrease in tax return-to-provision adjustment in those tax returns resulted in us increasing our valuation allowance by $224 million (after-tax) in the year ended December 31, 2017. The changes in our tax attributes resulting from the excluded CODI as a result of the tax attribute reduction rules is set out in the following table.

	Successor
		After Return
		to Provision
	As Filed	Adjustment
	(in thousands)
Pre-tax reductions in:
Net operating loss carryovers	$486	$681
Oil and natural gas properties	1,485	915
EPL stock basis	543	304
Other	67	18
CODI excluded requiring attribute reduction	$2,581	$1,918

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

Recognizing the late enactment of the Tax Cuts and Jobs Act of 2017 and complexity of accurately accounting for its impact, the Securities and Exchange Commission in SAB 118 provided guidance that allows registrants to provide a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017 in their financial statements and adjust the reported impact in a measurement period not to exceed one year.  While we believe we have recorded the predominate effects of the Tax Cuts and Jobs Act of 2017 in our provisional accounting the fourth quarter of 2017 (related to the corporate tax rate decrease from 35% to 21%), we continue to assess the impact of the Tax Cuts and Jobs Act of 2017on our business in order to complete our analysis.  Any adjustment to the provisional amounts recorded during the year ended December 31, 2017 will be reported in the reporting period in which any such adjustments are determined in the period in which the adjustments are made.  See Note 18 “Income Taxes” of Notes to our Consolidated Financial Statements in this Form 10‑K.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and the expected impact that the guidance could have on our Consolidated Financial Statements, see Note 2 “— Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of Notes to our Consolidated Financial Statements in this Form 10‑K.

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

Hypothetical changes in commodity prices and interest rates of 10% increase or 10% decrease as shown in commodity price risk and interest rate risk section below for estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

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

As of December 31, 2017, we had the following net open crude oil derivative positions:

				Weighted
				Average
	Type of		Volumes	Contract Price
Remaining Contract Term	Contract	Index	(MBbls)	Swaps

January 2018 - December 2018	Swaps	NYMEX-WTI	2,920	$50.68
January 2018 - June 2018	Swaps	Argus-LLS	362	$55.45
January 2018 - June 2018	Swaps	ICE Brent	452.5	$56.59

At December 31, 2017, our crude oil contracts outstanding were in a liability position of $32.6 million.  A 10% increase in crude oil prices would increase the liability position by approximately $22.5 million, while a 10% decrease in crude oil prices would decrease the liability position by approximately $22.5 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2017.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Exit Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. Historically, we have managed our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. Following emergence from bankruptcy, we are no longer liable for interest on our fixed rate indebtedness (other than certain capital lease obligations). Therefore, we are exposed to interest rate risk for the indebtedness on which we are paying interest, specifically our Exit Facility. As of December 31, 2017, we had approximately $74 million of floating-rate debt. A 10% change in floating interest rates on period-end floating rate debt balances would change annual interest expense by approximately $0.1 million. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates.

We generally invest cash equivalents in high-quality credit instruments consisting primarily of money market funds with maturities of 90 days or less. We do not expect any material loss from cash equivalents and therefore we believe our interest rate exposure on invested funds is not material.

Item 8.    Financial Statements and Supplementary Data

Page

Management’s Report on Internal Control over Financial Reporting	83
Report of Independent Registered Public Accounting Firm	85
Report of Independent Registered Public Accounting Firm	88
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2017 (Successor) and December 31, 2016 (Successor)	89
Consolidated Statements of Operations for the year ended December 31, 2017 Successor, on December 31, 2016 Successor, for the Six Month Transition Period Ended December 31, 2016 Predecessor and the Years Ended June 30, 2016 and 2015 Predecessor	90
Consolidated Statements of Stockholders’ Equity (Deficit for the year ended December 31, 2017 (Successor, on December 31, 2016 (Successor, for the Six Month Transition Period Ended December 31, 2016 (Predecessor and the Years Ended June 30, 2016 and 2015 (Predecessor	91
Consolidated Statements of Cash Flows for the year ended December 31, 2017 (Successor, on December 31, 2016 (Successor, for the Six Month Transition Period Ended December 31, 2016 (Predecessor and the Years Ended June 30, 2016 and 2015 (Predecessor	92
Notes to Consolidated Financial Statements	93

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Annual Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework.

Based on this evaluation, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was not effective due to the following material weakness.

Material Weakness in the design of controls to properly evaluate the subsequent accounting for certain legacy purchase and sale contracts in relationship to the Company’s recorded asset retirement obligations.

We have identified a material weakness in the design of our controls over the subsequent accounting for the effects of certain legacy purchase and sale contracts on our recorded asset retirement obligations. In periods prior to emergence from bankruptcy, the Company, in connection with certain purchase and sale agreements, transferred and/or assumed certain plugging and abandonment liabilities that were not subsequently accounted for properly within the asset retirement obligations account balance. Our control procedures did not identify certain liabilities within the asset retirement obligation detail ledgers pertaining to legacy purchase and sale agreements that were transferred to new owners and certain liabilities that were inadvertently included within both the asset retirement obligation detail ledgers and accrued expenses, thereby overstating the Company’s liability. While these errors originated during periods prior to emergence from bankruptcy, controls in place at December 31, 2017 did not identify and correct the errors. No additional errors were identified pertaining to any 2017 initiated purchase and sale agreements. We have concluded that we did not adequately design our internal control over financial reporting in this process to mitigate the risk of material error that results from the accounting and monitoring of legacy purchase and sale agreement activity related to asset retirement obligations.

As a result of the material weakness described above, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2017 and issued an adverse opinion as a result of the material weakness.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address this material weakness. These remediation efforts, summarized below, which are either implemented or in process, are intended both to address the identified material weakness and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Expanding the asset retirement obligation account reconciliation process control to require all asset retirement obligation related activities are included in one comprehensive analysis;
•	Training of accounting and financial reporting personnel as to the importance of understanding the location of all recorded asset retirement obligations within the general ledger, and
•	Enhancing communication and sharing of data among the accounting, land, operations and legal departments to timely identify changes in asset retirement obligations due to purchase and sale agreements.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and rigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Energy XXI Gulf Coast, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Energy XXI Gulf Coast, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 21, 2018, expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 21, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Energy XXI Gulf Coast, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Energy XXI Gulf Coast, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Energy XXI Gulf Coast, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to properly evaluating the subsequent accounting for the effects of certain legacy purchase and sale contracts on the Company’s recorded asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 21, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas

March 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Energy XXI Gulf Coast, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Energy XXI Gulf Coast, Inc. and subsidiaries (“EGC” or the “Successor”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the end-of-day December 31, 2016. We have also audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of the predecessor to EGC, Energy XXI Ltd and subsidiaries (the “Predecessor”), for the six month transition period ended December 31, 2016 and for each of the two years in the period ended June 30, 2016. Successor and Predecessor are herein referred to as the “Company”. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Notes 3 and 4 to the consolidated financial statements, on December 13, 2016, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 30, 2016. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 1 and 2.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor at December 31, 2016 and the results of its operations and its cash flow for the end-of-day December 31, 2016 and the  Predecessor’s results of operations and cash flows for the six month transition period ended December 31, 2016 and each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas
February 22, 2017, except for Note 2, as to which the date is March 21, 2018

ENERGY XXI GULF COAST, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share information)

	Successor
	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$151,729	$165,368
Accounts receivable, net
Oil and natural gas sales	55,598	69,744
Joint interest billings	6,336	6,029
Other	15,726	17,944
Prepaid expenses and other current assets	21,602	17,980
Restricted cash	6,392	32,337
Total Current Assets	257,383	309,402
Property and Equipment
Oil and natural gas properties, net - full cost method of accounting, including $200.2 million and $376.1 million of unevaluated properties not being amortized at December 31, 2017 and December 31, 2016, respectively	764,922	1,097,471
Other property and equipment, net	10,120	20,007
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	775,042	1,117,478
Other Assets
Restricted cash	25,712	25,583
Other assets	18,845	28,244
Total Other Assets	44,557	53,827
Total Assets	$1,076,982	$1,480,707
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$85,122	$101,117
Accrued liabilities	45,494	55,675
Asset retirement obligations	51,398	56,601
Derivative financial instruments	32,567	—
Current maturities of long-term debt	21	4,268
Total Current Liabilities	214,602	217,661
Long-term debt, less current maturities	73,952	74,229
Asset retirement obligations	613,453	680,507
Other liabilities	10,783	12,595
Total Liabilities	912,790	984,992
Commitments and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 33,254,963 and 33,211,594 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	333	332
Additional paid-in capital	911,144	901,658
Accumulated deficit	(747,285)	(406,275)
Total Stockholders’ Equity	164,192	495,715
Total Liabilities and Stockholders’ Equity	$1,076,982	$1,480,707

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share information)

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015
Revenues
Oil sales	$481,922	$—	$256,050	$532,505	$1,025,017
Natural gas liquids sales	8,542	—	3,533	14,852	27,714
Natural gas sales	53,805	—	37,103	69,255	117,282
(Loss) Gain on derivative financial instruments	(32,625)	—	—	90,506	235,439
Total Revenues	511,644	—	296,686	707,118	1,405,452
Costs and Expenses
Lease operating	319,671	—	136,578	328,183	449,972
Production taxes	1,355	—	482	1,442	8,385
Gathering and transportation	21,666	—	5,910	33,156	34,707
Pipeline facility fee	41,977	—	20,330	40,659	—
Depreciation, depletion and amortization	150,151	—	60,202	339,539	705,521
Accretion of asset retirement obligations	42,780	—	38,380	64,708	50,081
Impairment of oil and natural gas properties	185,860	406,275	77,781	2,814,028	2,421,884
Goodwill impairment	—	—	—	—	329,293
General and administrative expense	72,057	—	27,557	102,736	116,500
Reorganization items	2,555	—	—	—	—
Total Costs and Expenses	838,072	406,275	367,220	3,724,451	4,116,343
Operating Loss	(326,428)	(406,275)	(70,534)	(3,017,333)	(2,710,891)
Other Income (Expense)
Loss from equity method investees	—	—	—	(10,746)	(17,165)
Other income, net	254	—	117	3,596	4,176
Gain on early extinguishment of debt	—	—	—	1,525,596	—
Interest expense	(14,836)	—	(12,580)	(405,658)	(323,308)
Total Other (Expense) Income, net	(14,582)	—	(12,463)	1,112,788	(336,297)
Loss Before Reorganization Items and Income Taxes	(341,010)	(406,275)	(82,997)	(1,904,545)	(3,047,188)
Reorganization items	—	—	2,733,608	(14,201)	—
(Loss) Income Before Income Taxes	(341,010)	(406,275)	2,650,611	(1,918,746)	(3,047,188)
Income Tax Benefit	—	—	—	(87)	(613,350)
Net (Loss) Income	(341,010)	(406,275)	2,650,611	(1,918,659)	(2,433,838)
Preferred Stock Dividends	—	—	—	5,194	11,468
Net (Loss) Income Attributable to Common Stockholders	$(341,010)	$(406,275)	$2,650,611	$(1,923,853)	$(2,445,306)
(Loss) Earnings per Share
Basic	$(10.26)	$(12.23)	$26.95	$(20.08)	$(25.97)
Diluted	$(10.26)	$(12.23)	$25.30	$(20.08)	$(25.97)
Weighted Average Number of Common Shares Outstanding
Basic	33,239	33,212	98,337	95,822	94,167
Diluted	33,239	33,212	104,787	95,822	94,167

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

							Total
							Stockholders'
	Preferred Stock		Common	Common	Paid-in	Accumulated	Equity
	5.625%	7.25%	Stock Shares	Stock	Capital	(Deficit)	(Deficit)
Balance, June 30, 2014 (Predecessor)	1	—	93,720	468	1,837,462	(103,371)	1,734,560
Common stock issued, net of direct costs	—	—	923	4	2,332	—	2,336
Common stock based compensation	—	—	—	—	4,124	—	4,124
Common stock dividends	—	—	—	—	—	(24,436)	(24,436)
Preferred stock dividends	—	—	—	—	—	(11,468)	(11,468)
Net Loss	—	—	—	—	—	(2,433,838)	(2,433,838)
Balance, June 30, 2015 (Predecessor)	1	—	94,643	472	1,843,918	(2,573,113)	(728,722)
Common stock issued, net of direct costs	—	—	3,181	16	430	—	446
Common stock based compensation	—	—	—	—	1,336	—	1,336
Preferred stock dividends	—	—	—	—	—	(5,194)	(5,194)
Revision to prior period financials	—	—	—	—	—	92	92
Net Loss	—	—	—	—	—	(1,918,751)	(1,918,751)
Balance, June 30, 2016 (Predecessor)	1	—	97,824	488	1,845,684	(4,496,966)	(2,650,793)
Common stock issued, net of direct costs	—	—	3,146	16	(16)	—	—
Common stock based compensation	—	—	—	—	183	—	183
Revision to prior period financials	—	—	—	—	—	(3,292)	(3,292)
Net Income	—	—	—	—	—	2,653,903	2,653,903
Balance, December 31, 2016 (Predecessor)	1	—	100,970	504	1,845,851	(1,846,355)	1
Cancellation of Predecessor equity	(1)	—	—	(504)	(1,845,851)	1,846,355	(1)
Balance, December 31, 2016 (Predecessor)	—	—	100,970	—	—	—	—

Issuance of Successor common stock	—	—	33,212	332	872,230	—	872,562
Successor common stock warrants	—	—	—	—	8,056	—	8,056
Revision to prior period financials	—	—	—	—	21,372	—	21,372
Net Loss	—	—	—	—	—	(406,275)	(406,275)
Balance, December 31, 2016 (Successor)	$—	$—	33,212	$332	$901,658	$(406,275)	$495,715
Common stock issued, net of direct costs	—	—	43	1	—	—	1
Common stock based compensation	—	—	—	—	9,486	—	9,486
Net Loss	—	—	—	—	—	(341,010)	(341,010)
Balance, December 31, 2017 (Successor)	$—	$—	33,255	$333	$911,144	$(747,285)	$164,192

See accompanying Notes to Consolidated Financial Statements.

ENERGY XXI GULF COAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor		Predecessor
	Year ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015

Cash Flows From Operating Activities
Net (loss) income	$(341,010)	$(406,275)	$2,650,611	$(1,918,659)	$(2,433,838)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	150,151	—	60,202	339,539	705,521
Impairment of oil and natural gas properties	185,860	406,275	77,781	2,814,028	2,421,884
Goodwill impairment	—	—	—	—	329,293
Deferred income tax benefit	—	—	—	—	(614,383)
Change in fair value of derivative financial instruments	32,567	—	—	19,163	(52,036)
Accretion of asset retirement obligations	42,780	—	38,380	64,708	50,081
Loss from equity method investees	—	—	—	10,746	17,165
Gain on early extinguishment of debt	—	—	—	(1,525,596)	—
Reorganization items	—	—	(2,824,176)	—	—
Amortization and write-off of debt issuance costs, payment of interest in kind and other	17	—	5,025	138,473	23,247
Deferred rent	7,891	—	3,355	9,154	—
Provision for loss on accounts receivable	600	—	—	3,200	—
Stock-based compensation	9,486	—	183	1,336	4,124
Changes in operating assets and liabilities
Accounts receivable	17,274	—	(17,555)	42,151	51,284
Prepaid expenses and other assets	5,167	—	(15,402)	(24,438)	48,062
Change in restricted cash	25,817	—	(25,157)	—	—
Settlement of asset retirement obligations	(55,820)	—	(18,852)	(78,273)	(106,573)
Accounts payable and accrued liabilities	(35,142)	—	48,132	(62,187)	(113,078)
Net Cash Provided by (Used in) Operating Activities	45,638	—	(17,473)	(166,655)	330,753

Cash Flows from Investing Activities
Acquisitions, net of cash	—	—	—	(2,797)	(301)
Capital expenditures	(59,223)	—	(20,237)	(111,884)	(723,829)
Insurance payments received	41	—	—	8,251	3,920
Change in equity method investments	—	—	—	—	12,642
Change in restricted cash	—	—	31,748	(22,136)	(14,676)
Proceeds from the sale of properties	4,119	—	—	5,693	261,931
Other	—	—	195	(40)	(135)
Net Cash (Used in) Provided by Investing Activities	(55,063)	—	11,706	(122,913)	(460,448)

Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	—	—	—	334	2,336
Dividends to shareholders – common	—	—	—	—	(24,436)
Dividends to shareholders – preferred	—	—	—	(5,673)	(11,468)
Cash restricted under revolving credit facility related to property sold	—	—	—	—	(21,000)
Proceeds from long-term debt	—	—	—	1,121	2,586,572
Payments on long-term debt	(4,153)	—	(32,088)	(227,884)	(1,747,849)
Payment of debt assumed in acquisition	—	—	—	(25,187)	—
Fees related to debt extinguishment	—	—	—	(3,526)	—
Debt issuance costs	(61)	—	—	(2,163)	(43,352)
Other	—	—	(35)	(1,044)	(66)
Net Cash (Used in) Provided by Financing Activities	(4,214)	—	(32,123)	(264,022)	740,737

Net (Decrease) Increase in Cash and Cash Equivalents	(13,639)	—	(37,890)	(553,590)	611,042

Cash and Cash Equivalents, beginning of period	165,368	165,368	203,258	756,848	145,806
Cash and Cash Equivalents, end of period	$151,729	$165,368	$165,368	$203,258	$756,848

See accompanying Notes to Consolidated Financial Statements

ENERGY XXI GULF COAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Nature of Operations

Energy XXI Gulf Coast, Inc. (“EGC”), a Delaware corporation, was incorporated on February 7, 2006. Prior to emergence from the Chapter 11 Cases (as defined below), EGC was an indirect wholly owned operating subsidiary of Energy XXI Ltd (“EXXI Ltd” or the “Predecessor”). We are headquartered in Houston, Texas and have historically engaged in the acquisition, exploration, development and operation of oil and natural gas properties onshore in Louisiana and Texas and offshore in the Gulf of Mexico Shelf (“GoM Shelf”), which is an area in less than 1,000 feet of water.

Emergence from Chapter 11

On April 14, 2016, EXXI Ltd, an exempt company incorporated under the laws of Bermuda and predecessor of EGC, EPL Oil & Gas, Inc. (“EPL”), an indirect wholly-owned subsidiary of EXXI Ltd and certain other indirect wholly-owned subsidiaries of EXXI Ltd filed voluntary petitions for reorganization in the Bankruptcy Court seeking relief under the provisions of Chapter 11 (the “Chapter 11 Cases”). On December 13, 2016, the Bankruptcy Court entered the Confirmation Order and on December 30, 2016, the Debtors emerged from bankruptcy.

On the Emergence Date, the Debtors satisfied the conditions to effectiveness, the Plan became effective in accordance with its terms and the Debtors emerged from Chapter 11 Cases. In connection therewith, EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC, as the new parent entity. Accordingly, EGC succeeded to the entire business and operations previously consolidated for accounting purposes by EXXI Ltd. In accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), EGC applied fresh start accounting upon the Predecessor’s emergence from bankruptcy and it evaluated transaction activity between the Emergence Date and December 31, 2016 and concluded that an accounting convenience date of December 31, 2016 (the “Convenience Date”) was appropriate. The Chapter 11 proceedings and related matters are addressed in Note 3, “Chapter 11 Proceedings.”

Note 2 — Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Revision of Prior Period Financial Statements

During the following periods, we identified prior period pre-tax adjustments affecting the statements of operations:

Year ended June 30, 2016.  Preferred stock dividends were decreased by $3.2 million to reverse the previously accrued but not declared preferred stock dividend.

Six Months Ended December 31, 2016.

•	Oil sales were increased by $1.0 million to reflect revenue associated with pipeline tariffs.
•

Impairment of oil and natural gas properties was decreased by $9.0 million, resulting from the reduction of asset retirement obligations and related oil and natural gas property balances of the same amount. As we were in a ceiling test impairment position at September 30, 2016, all adjustments to our asset retirement obligations through September 30, 2016 directly impacted the statement of operations for the six months ended December 31, 2016.

•	Reorganization items were decreased by $14.8 million, which is the net impact of adjustments on fresh-start accounting as of the Convenience Date.

At December 31, 2016, the cumulative amount of all statement of operations adjustments for both the year ended June 30, 2016 and six months ended December 31, 2016, was $21.4 million. This amount was offset by reorganization and fresh start accounting adjustments for the Predecessor and was an adjustment to Successor’s opening equity.

In evaluating whether the previously issued financial statements were materially misstated, the Company applied the guidance in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year consolidated financial statements, and evaluate the misstatements measured under each method in light of quantitative and qualitative factors.

Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the misstatements and concluded that they were not material to any of the Predecessor Company’s previously issued consolidated financial statements. The correction of immaterial misstatements did not have any impact on previously reported oil and natural gas reserve volumes and where applicable, the corrections have been reflected throughout the accompanying notes to the consolidated financial statements.

These adjustments impacted the consolidated balance sheet as of December 31, 2016 as follows (in thousands):

	Successor
	As of December 31, 2016
	As reported	Adjustments	As Revised
ASSETS
Current Assets
Cash and cash equivalents	$165,368	$—	$165,368
Accounts receivable, net
Oil and natural gas sales	68,143	1,601	69,744
Joint interest billings	5,600	429	6,029
Other	17,944	—	17,944
Prepaid expenses and other current assets	25,957	(7,977)	17,980
Restricted cash	32,337	—	32,337
Total Current Assets	315,349	(5,947)	309,402
Property and Equipment
Oil and natural gas properties, net	1,097,479	(8)	1,097,471
Other property and equipment, net	18,807	1,200	20,007
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	1,116,286	1,192	1,117,478
Other Assets
Restricted cash	25,583	—	25,583
Other assets and debt issuance costs, net of accumulated amortization	28,244	—	28,244
Total Other Assets	53,827	—	53,827
Total Assets	$1,485,462	$(4,755)	$1,480,707
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$101,117	$—	$101,117
Accrued liabilities	63,660	(7,985)	55,675
Asset retirement obligations	56,601	—	56,601
Current maturities of long-term debt	4,268	—	4,268
Total Current Liabilities	225,646	(7,985)	217,661
Long-term debt, less current maturities	74,229	—	74,229
Asset retirement obligations	696,763	(16,256)	680,507
Other liabilities	14,481	(1,886)	12,595
Total Liabilities	1,011,119	(26,127)	984,992
Stockholders’ Equity
Preferred stock	—	—	—
Common stock	332	—	332
Additional paid-in capital	880,286	21,372	901,658
Accumulated deficit	(406,275)	—	(406,275)
Total Stockholders’ Equity	474,343	21,372	495,715
Total Liabilities and Stockholders’ Equity	$1,485,462	$(4,755)	$1,480,707

These adjustments impacted the consolidated statement of operations for the six months ended December 31, 2016 as follows (in thousands):

	Predecessor
	Six Months Ended December 31, 2016
	As reported	Adjustments	As Revised
Revenues
Oil sales	$255,040	$1,010	$256,050
Natural gas liquids sales	3,533	—	3,533
Natural gas sales	37,103	—	37,103
Total Revenues	295,676	1,010	296,686
Costs and Expenses
Lease operating	137,007	(429)	136,578
Production taxes	482	—	482
Gathering and transportation	5,910	—	5,910
Pipeline facility fee	20,330	—	20,330
Depreciation, depletion and amortization	60,626	(424)	60,202
Accretion of asset retirement obligations	38,973	(593)	38,380
Impairment of oil and natural gas properties	86,820	(9,039)	77,781
General and administrative expense	27,557	—	27,557
Total Costs and Expenses	377,705	(10,485)	367,220
Operating Loss	(82,029)	11,495	(70,534)
Other Income (Expense)
Other income, net	117	—	117
Interest expense	(12,580)	—	(12,580)
Total Other Expense, net	(12,463)	—	(12,463)
Loss Before Reorganization Items and Income Taxes	(94,492)	11,495	(82,997)
Reorganization items	2,748,395	(14,787)	2,733,608
Loss Before Income Taxes	2,653,903	(3,292)	2,650,611
Income Tax Expense	—	—	—
Net Income	$2,653,903	$(3,292)	$2,650,611
Earnings per Share
Basic	$26.99	$(0.04)	$26.95
Diluted	$25.33	$(0.03)	$25.30
Weighted Average Number of Common Shares Outstanding
Basic	98,337	98,337	98,337
Diluted	104,787	104,787	104,787

These adjustments impacted the consolidated statement of cash flows for the six months ended December 31, 2016 as follows (in thousands):

	Predecessor
	Six Months Ended December 31, 2016
	As reported		Adjustments	As Revised
Cash Flows From Operating Activities
Net income	$2,653,903		$(3,292)	$2,650,611
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	60,626		(424)	60,202
Impairment of oil and natural gas properties	86,820		(9,039)	77,781
Accretion of asset retirement obligations	38,973		(593)	38,380
Reorganization items	(2,838,963)		14,787	(2,824,176)
Amortization and write-off of debt issuance costs, payment of interest in kind and other	5,025		—	5,025
Deferred rent	3,355		—	3,355
Stock-based compensation	183		—	183
Changes in operating assets and liabilities
Accounts receivable	(16,545)		(1,010)	(17,555)
Prepaid expenses and other assets	(7,425)		—	(7,425)
Change in restricted cash	(25,157)		—	(25,157)
Settlement of asset retirement obligations	(18,852)		—	(18,852)
Accounts payable and accrued liabilities	40,584		(429)	40,155
Net Cash Used in Operating Activities	(17,473)		—	(17,473)

Cash Flows from Investing Activities
Capital expenditures	(20,237)		—	(20,237)
Change in restricted cash	31,748		—	31,748
Other	195		—	195
Net Cash Provided by Investing Activities	11,706		—	11,706
Cash Flows from Financing Activities
Payments on long-term debt	(32,088)		—	(32,088)
Other	(35)		—	(35)
Net Cash Used in Financing Activities	(32,123)		—	(32,123)
Net Decrease in Cash and Cash Equivalents	(37,890)		—	(37,890)
Cash and Cash Equivalents, beginning of period	203,258			203,258
Cash and Cash Equivalents, end of period	$165,368	$	$—	$165,368

These adjustments impacted the consolidated statement of operations for the year ended June 30, 2016 as follows (in thousands):

	Predecessor
	Year Ended June 30, 2016
	As reported	Adjustments	As Revised
Revenues
Oil sales	$531,914	$591	$532,505
Natural gas liquids sales	14,852	—	14,852
Natural gas sales	69,255	—	69,255
Gain on derivative financial instruments	90,506	—	90,506
Total Revenues	706,527	591	707,118
Costs and Expenses
Lease operating	328,183	—	328,183
Production taxes	1,442	—	1,442
Gathering and transportation	33,156	—	33,156
Pipeline facility fee	40,659	—	40,659
Depreciation, depletion and amortization	339,516	23	339,539
Accretion of asset retirement obligations	64,690	18	64,708
Impairment of oil and natural gas properties	2,813,570	458	2,814,028
General and administrative expense	102,736	—	102,736
Total Costs and Expenses	3,723,952	499	3,724,451
Operating Loss	(3,017,425)	92	(3,017,333)

Other (Expense) Income
Loss from equity method investees	(10,746)	—	(10,746)
Other income, net	3,596	—	3,596
Gain on early extinguishment of debt	1,525,596	—	1,525,596
Interest expense	(405,658)	—	(405,658)
Total Other Income, net	1,112,788	—	1,112,788
Loss Before Reorganization Items and Income Taxes	(1,904,637)	92	(1,904,545)
Reorganization items	(14,201)	—	(14,201)
Loss Before Income Taxes	(1,918,838)	92	(1,918,746)
Income Tax Benefit	(87)	—	(87)
Net Loss	(1,918,751)	92	(1,918,659)
Preferred Stock Dividends	8,394	(3,200)	5,194
Net Loss Attributable to Common Stockholders	$(1,927,145)	$3,292	$(1,923,853)
Loss per Share
Basic and Diluted	$(20.11)	$0.03	$(20.08)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	95,822	95,822	95,822

These adjustments impacted the consolidated statement of cash flows for the year ended June 30, 2016 as follows (in thousands):

	Predecessor
	Year Ended June 30, 2016
	As reported		Adjustments	As Revised
Cash Flows From Operating Activities
Net loss	$(1,918,751)		$92	$(1,918,659)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	339,516		23	339,539
Impairment of oil and natural gas properties	2,813,570		458	2,814,028
Change in fair value of derivative financial instruments	19,163		—	19,163
Accretion of asset retirement obligations	64,690		18	64,708
Loss from equity method investees	10,746		—	10,746
Gain on early extinguishment of debt	(1,525,596)		—	(1,525,596)
Amortization and write-off of debt issuance costs, payment of interest in kind and other	138,473		—	138,473
Deferred rent	9,154		—	9,154
Provision for loss on accounts receivable	3,200		—	3,200
Stock-based compensation	1,336		—	1,336
Changes in operating assets and liabilities
Accounts receivable	42,742		(591)	42,151
Prepaid expenses and other assets	(24,438)		—	(24,438)
Change in restricted cash	—		—	—
Settlement of asset retirement obligations	(78,273)		—	(78,273)
Accounts payable and accrued liabilities	(62,187)		—	(62,187)
Net Cash Used in Operating Activities	(166,655)		—	(166,655)

Cash Flows from Investing Activities
Acquisitions, net of cash	(2,797)		—	(2,797)
Capital expenditures	(111,884)		—	(111,884)
Insurance payments received	8,251		—	8,251
Change in restricted cash	(22,136)		—	(22,136)
Proceeds from the sale of properties	5,693		—	5,693
Other	(40)		—	(40)
Net Cash Used in Investing Activities	(122,913)		—	(122,913)
Cash Flows from Financing Activities
Proceeds from the issuance of common and preferred stock, net of offering costs	334		—	334
Dividends to shareholders – preferred	(5,673)		—	(5,673)
Proceeds from long-term debt	1,121		—	1,121
Payments on long-term debt	(227,884)		—	(227,884)
Payment of debt assumed in acquisition	(25,187)		—	(25,187)
Fees related to debt extinguishment	(3,526)		—	(3,526)
Debt issuance costs	(2,163)		—	(2,163)
Other	(1,044)		—	(1,044)
Net Cash Used in Financing Activities	(264,022)		—	(264,022)
Net Decrease in Cash and Cash Equivalents	(553,590)		—	(553,590)
Cash and Cash Equivalents, beginning of period	756,848			756,848
Cash and Cash Equivalents, end of period	$203,258	$	$—	$203,258

Summary of Significant Accounting Policies

Principles of Consolidation and Reporting. The accompanying consolidated financial statements on December 31, 2017 include the accounts of EGC and its wholly-owned subsidiaries and for the prior periods, the accompanying consolidated financial statements include the accounts of EXXI Ltd and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). All intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated. The Predecessor’s consolidated financial statements for the prior periods include certain reclassifications, including a $6.7 million, $17.9 million and $13.6 million reclassification from lease operating expenses to gathering and transportation expenses and a $21.0 million, $40.7 million and $0.0 million reclassification from gathering and transportation expenses to pipeline facility fee expense for the six month period ended December 31, 2016 and for the years ended June 30, 2016 and 2015, respectively, to conform to the current presentation. Those reclassifications did not have any impact on the Predecessor’s previously reported consolidated result of operations or cash flows.

For periods subsequent to filing the Bankruptcy Petitions until the Emergence Date, we have prepared the Predecessor’s consolidated financial statements in accordance with ASC 852.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Fresh-start Accounting. Upon emergence from bankruptcy, in accordance with ASC 852 related to fresh-start accounting, EGC became a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Convenience Date. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in the consolidated statement of operations of the Predecessor as reorganization items during the six month transition period ended December 31, 2016. Accordingly, EGC’s consolidated financial statements as of and subsequent to December 31, 2016 are not and will not be comparable to the Predecessor consolidated financial statements prior to the Convenience Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented as of December 31, 2017 and prior periods. Although our accounting policies are the same as that of our Predecessor’s, our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and the differences may be material.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. The Predecessor’s proved reserves quantities of 86.6 MMBOE as of June 30, 2016 were estimated and compiled by its internal reservoir engineers and audited by Netherland, Sewell & Associates, Inc., independent oil and gas consultants (“NSAI”). As of December 31, 2016, proved reserves quantities of 121.9 MMBOE were independently estimated and compiled by our internal reservoir engineers. Pursuant to the terms of our Exit Facility, a third party engineer report is required annually, with the first report due by May 31, 2017 and we engaged NSAI to provide that report.  The first NSAI report was delivered by us on May 23, 2017, and NSAI estimated our proved reserves quantities of 109.4 MMBOE as of March 31, 2017 in accordance with the guidelines established by the SEC. As of December 31, 2017, proved reserves quantities of 88.2 MMBOE were estimated by NSAI. The estimated proved reserve quantities discussed above are unaudited. Other items subject to estimates and assumptions include fair value estimates used in fresh start accounting; accounting for acquisitions and dispositions; carrying amounts of property, plant and equipment; asset retirement obligations; deferred income taxes; valuation of derivative financial instruments; reorganization items and liabilities subject to compromise, among others. Accordingly, our accounting estimates require the exercise of judgment by management in preparing such estimates. While we believe that the estimates and assumptions used in preparation of our consolidated financial statements are appropriate, actual results could differ from those estimates, and any such differences may be material.

Cash and Cash Equivalents. We consider all highly liquid investments, with maturities of 90 days or less when purchased, to be cash and cash equivalents. As of December 31, 2017, cash and cash equivalents include $25.1 million in a money market account.  The fair value estimate of money market funds was based on net asset value obtained from quoted prices in active markets and thus represents a Level 1 measurement.

Restricted Cash. We maintain restricted escrow funds in trusts as required by certain contractual arrangements and disposition transactions. Amounts on deposit in trust accounts are reflected in restricted cash on our consolidated balance sheets. As of December 31, 2017 and 2016, restricted cash includes $6 million in a money market account.  The fair value estimate of money market funds was based on net asset value obtained from quoted prices in active markets and thus represents a Level 1 measurement.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at historical carrying amount net of allowance for doubtful accounts. We establish provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, primarily using the specific identification method. As of December 31, 2017, our allowance for doubtful accounts was $0.6 million. As of December 31, 2016, no allowance for doubtful accounts was necessary.

Oil and Natural Gas Properties. We use the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless accounting for the sale as a reduction of capitalized costs would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Costs excluded from depletion or amortization represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs associated with unevaluated properties, all of which were recorded as part of fresh start accounting, are transferred to evaluated properties either (i) ratably over a period of the related field’s life, or (ii) upon determination as to whether there are any proved reserves related to the unevaluated properties or the costs are impaired or capital costs associated with the development of these properties will not be available.

We evaluate the impairment of our evaluated oil and natural gas properties through the use of a ceiling test as prescribed by SEC Regulation S-X Rule 4‑10. Estimated future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. Such cost estimates related to future development costs of proved oil and natural gas reserves could be subject to revisions due to changes in regulatory requirements, technological advances and other factors which are difficult to predict. For the year ended December 31, 2017, we recorded an impairment to oil and natural gas properties of $185.9 million due to the decrease in proved reserves and PV‑10 value. On December 31, 2016, the Company, subsequent to its emergence from bankruptcy, recorded an impairment of its oil and natural gas properties of approximately $406.3 million due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10. The most significant difference relates to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and natural gas prices used in the calculation of limitation on capitalized costs. Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting. For the six-month period ended December 31, 2016 and for the years ended June 30, 2016 and 2015, the Predecessor recorded an impairment to its oil and natural gas properties of $77.8 million, $2,814.0 million and $2,421.9 million, respectively.

Following emergence from bankruptcy and in accordance with fresh start accounting, the Company, based on the renewed ability to fund development drilling, recorded proved undeveloped reserves of 36.5 MMBOE (unaudited) at December 31, 2016. Future development costs associated with our proved undeveloped reserves at December 31, 2016 totaled approximately $443.2 million (unaudited).  As of December 31, 2017, we have 22 MMBOE (unaudited) in proved undeveloped reserves. Future development costs associated with our proved undeveloped reserves at December 31, 2017 totaled approximately $356.1 million (unaudited). As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report.

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

Goodwill. Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually during the third quarter, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying value. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. Goodwill arose in the year ended June 30, 2014 in connection with the acquisition of EPL and was recorded to our oil and gas reporting unit. At December 31, 2014, we conducted a qualitative goodwill impairment assessment and after assessing the relevant events and circumstances, we determined that performing a quantitative goodwill impairment test was necessary. Therefore, we performed steps one and two of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at December 31, 2014. See Note 6 – “Goodwill” for more information.

Derivative Instruments. We have historically used various derivative instruments including crude oil and natural gas put, swap and collar arrangements and combinations of these instruments in order to manage the price risk associated with future crude oil and natural gas production. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. We net derivative assets and liabilities for counterparties where we have a legal right of offset.  Any premiums paid or financed on derivative financial instruments are recorded as part of the derivative assets or derivative liabilities, as appropriate, at the time the premiums are paid or financed. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations.

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

Asset Retirement Obligations. Our investment in oil and natural gas properties includes an estimate of the future cost associated with dismantlement, abandonment and restoration of our properties. The present value of the future costs are added to the capitalized cost of our oil and natural gas properties and recorded as a long-term or current liability. The capitalized cost is included in oil and natural gas properties that are depleted over the life of the assets. The estimation of future costs associated with dismantlement, abandonment and restoration requires the use of estimated costs in future periods that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to revisions in subsequent years due to changes in abandonment timing, regulatory requirements, technological advances and other factors which may be difficult to predict.

Revenue Recognition. We recognize oil and natural gas revenue when the product is delivered at the contracted sales price, title is transferred and collectability is reasonably assured. The Company has elected the entitlements method to account for gas production imbalances. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total gas production. Any amount received in excess of our share is treated as a liability. If we receive less than our entitled share the underproduction is recorded as a receivable. The amounts of imbalances were not material at December 31, 2017 and 2016.

General and Administrative Expense. Under the full cost method of accounting, the portion of our general and administrative expense that is directly identified with our exploration and development activities is capitalized as part of our oil and natural gas properties. These capitalized costs include salaries, employee benefits, costs of consulting services, and other direct costs incurred to support those employees directly involved in exploration and development activities. The capitalized costs do not include costs related to production operations, general corporate overhead or similar activities. Our capitalized general and administrative expense directly related to our exploration and development activities for the year ended December 31, 2017, for the six month transition period ended December 31, 2016 and for the years ended June 30, 2016 and 2015 was $16.4 million $7.8 million, $17.0 million and $49.2 million, respectively.

Share-Based Compensation. Compensation cost for equity awards is based on the fair value of the equity instrument which equals the market value of the underlying stock on the date of grant and is recognized over the period during which an independent director or employee is required to provide service in exchange for the award. Compensation cost for liability awards is based on the fair value of the vested award at the end of each reporting period.

Income Taxes. Provisions for income taxes include deferred taxes resulting primarily from temporary differences due to different reporting methods for oil and natural gas properties and derivative instruments for financial reporting purposes and income tax purposes. For periods ending up through and including the year ended December 31, 2017 we used the then-current U.S. Federal statutory rate of 35% for measuring these deferred tax assets and liabilities, as adjusted for any applicable state taxes. As a result of the Tax Cuts and Jobs Act of 2017, we re-measured these temporary differences at the new U.S. Federal corporate income tax rate of 21% at December 31, 2017.  This resulted in a decrease to our tax-effected deferred tax assets of $204 million, and a corresponding reduction of our valuation allowance of $204 million.  There was no net effect on income tax expense or benefit recorded for the year ended December 31, 2017 as a result of the Tax Cuts and Jobs Act of 2017.

For financial reporting purposes, all exploratory and development expenditures are capitalized and depreciated, depleted and amortized on the unit-of-production method. For income tax purposes, only the equipment and leasehold costs relative to successful wells are capitalized and recovered through Depreciation, Depletion and Amortization (“DD&A”). However, due to changes contained in the Tax Cuts and Jobs Act of 2017, we are now afforded an annual election for equipment purchases after September 27, 2017 through December 31, 2022 that allows us to immediately claim tax deductions for 100% the cost of this property. Generally, most other exploratory and development costs are charged to expense as incurred; however, we may use certain provisions of the Tax Code that allow capitalization or expensing of intangible drilling and tangible property costs where management deems appropriate.

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

As a result of fresh start accounting, significant historic deferred tax assets and liabilities were reduced, including the liability for accrued outbound 30% withholding tax on the Intercompany Loans from the Predecessor’s Bermuda parent, as these obligations were extinguished in the Plan and are not obligations of the Successor entities. With the NOL carryover being reduced by the Tax Attribute Reduction Rules, the principal deferred tax assets and liabilities of the Successor after fresh-start accounting relate to our oil and gas properties. The remaining tax bases of our oil and natural gas properties are greater than their respective book carrying values as determined in fresh-start accounting and after reflecting 2017 activity such that we have recorded a deferred tax asset for those properties. These adjustments reflect the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We have recorded a deferred tax asset for the asset retirement obligation (which has no tax basis and will be tax deductible or result in additional tax basis in assets when settled) and other items that exceed the deferred tax liability for oil and natural gas properties. As such, we recorded an after-tax valuation allowance of $168 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. This increase in net tax basis reflects the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of Predecessor losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. After filing of our initial Form 10-K for the year ended December 31, 2016, tax returns for the Predecessor reflecting the effect of the Tax Attribute Reduction rules were filed resulting in total additional tax basis of $633 million. This amount is made up of an increase in the amount of $663 million related to the change in total CODI excluded (as detailed in the table below), less $30 million related to other changes in estimates of tax attributes resulting from the filings of these tax returns that is unrelated to the Tax Attribute Reduction Rules. These changes were primarily due to: changes in estimate of the amount of the CODI realized and excluded from taxable income and an additional NOL being generated by the Predecessor (including entities not a part of the Successor tax group) that absorbed the CODI exclusion net of other adjustments unrelated to the change in estimate of the CODI exclusion. This change in estimate of the effects of CODI coupled with a decrease in tax return-to-provision adjustment in those tax returns resulted in us increasing our valuation allowance by $224 million (after-tax) in the year ended December 31, 2017. The changes in our tax attributes resulting from the excluded CODI as a result of the tax attribute reduction rules is set out in the following table.

	Successor
		After Return
		to Provision
	As Filed	Adjustment
	(in thousands)
Pre-tax reductions in:
Net operating loss carryovers	$486	$681
Oil and natural gas properties	1,485	915
EPL stock basis	543	304
Other	67	18
CODI excluded requiring attribute reduction	$2,581	$1,918

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

Recognizing the late enactment of the Tax Cuts and Jobs Act of 2017 and complexity of accurately accounting for its impact, the SEC in SAB 118 provided guidance that allows registrants to provide a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017 in their financial statements and adjust the reported impact in a measurement period not to exceed one year.  While we believe we have recorded the predominate effects of the Tax Cuts and Jobs Act of 2017 in our provisional accounting the fourth quarter of 2017 (related to the corporate tax rate decrease from 35% to 21%), we continue to assess the impact of the Tax Cuts and Jobs Act of 2017 on our business in order to complete our analysis.  Any adjustment to our provisional amounts recorded during the year ended December 31, 2017 will be reported in the reporting period in which any such adjustments are determined in the period in which the adjustments are made.  See Note 18 “Income Taxes” for more information.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), as a new Accounting Standards Codification (ASC) Topic, ASC 606. ASU 2014‑09 is effective for us beginning in the first quarter of 2018. In May 2016, the FASB issued ASU 2016-11, which rescinds certain SEC guidance in the related ASC, including guidance related to the use of the “entitlements” method of revenue recognition used by EGC. Based on our assessment of revenue contracts with customers against the requirements of the standard, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. The cumulative-effect adjustment to retained earnings upon adoption is not material.

In February 2016, the FASB issued ASU No. 2016‑02, Leases  (“ASU 2016‑02”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB Accounting Standards Codification and created Topic 842, Leases. The guidance in this ASU supersedes Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In the normal course of business, we enter into lease agreements to support our operations. We are in the initial stages of evaluating the provisions of ASU 2016‑02 to determine the quantitative effects it will have on our consolidated financial statements and related disclosures. We believe the adoption and implementation of this ASU will have a material impact on our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities.

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

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016‑15”). ASU 2016‑15 provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company will adopt this update effective January 1, 2018 using the retrospective transition method. We do not expect the adoption of ASU 2016‑15 will have a material impact on our consolidated statement of cash flows and related disclosures other than presentation.

In November 2016, the FASB issued ASU No. 2016‑18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016‑18). ASU 2016‑18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company will adopt this update retrospectively effective January 1, 2018. We do not expect the adoption of ASU 2016‑18 will have a material impact on our statement of cash flows and related disclosures other than presentation.

Note 3 – Chapter 11 Proceedings

On April 14, 2016, EXXI Ltd, EGC, EPL and certain other subsidiaries of EXXI Ltd (together with Energy XXI Ltd, the “Debtors”) (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow GoM Shelf and storage and onshore processing facilities on Grand Isle, Louisiana, Energy XXI Insurance Limited through which certain insurance coverage for its operations is obtained by the Company, Energy XXI (US Holdings) Limited, Energy XXI International Limited, Energy XXI Malaysia Limited and Energy XXI M21K, LLC, (together, the “Non-Debtors”)) filed voluntary Bankruptcy Petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of Title 11 of the United States Bankruptcy Code. The Debtors’ Chapter 11 Cases were jointly administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16‑31928.”   Thereafter until emergence, the Debtors operated their businesses and managed their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of filing the Bankruptcy Petitions, EXXI Ltd’s common stock was delisted from the Nasdaq Global Select Market (the “NASDAQ”) and on May 19, 2016, its registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was withdrawn. As a result, EXXI Ltd’s common stock was deemed registered pursuant to Section 12(g) of the Exchange Act pursuant to Exchange Act Rule 12g‑2(b).

Concurrently with the filing of the Bankruptcy Petitions, EXXI Ltd filed a petition seeking an order for liquidation of EXXI Ltd in the Bermuda Court. On April 15, 2016, John C. McKenna was appointed as Provisional Liquidator by the Bermuda Court.  In light of the Plan and the emergence of EXXI Ltd, the Bermuda Court granted the entry into a winding up order formally placing EXXI Ltd in liquidation and confirming John C. McKenna as Provisional Liquidator. The Bermuda Proceeding was completed on June 29, 2017. During the pendency of the Bermuda Proceeding, EXXI Ltd has adopted a modified reporting program with respect to its reporting obligations under federal securities laws. EXXI Ltd did not file periodic reports while the Bermuda Proceeding was pending, but continued to file current reports on Form 8‑K as required by federal securities laws.

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

On November 21, 2016, the Debtors filed the Second Amended Proposed Joint Chapter 11 Plan of Reorganization and the solicitation version of the Second Supplement to the Disclosure Statement Setting Forth Modifications to the Plan.

On November 21, 2016, the Bankruptcy Court entered the Order (A) Approving the Adequacy of the Disclosure Statement Supplement to the Debtors’ Third Amended Disclosure Statement Setting Forth Modifications to the Debtors’ Plan and the Continued Solicitation of the Plan and (B) Granting Related Relief approving updated solicitation and tabulation procedures with respect to the Plan.

On December 13, 2016, the Bankruptcy Court entered the Confirmation Order pursuant to the Bankruptcy Code, which approved and confirmed the Plan as modified by the Confirmation Order.

On December 30, 2016, the Debtors satisfied the conditions to effectiveness, the Plan became effective in accordance with its terms and the Company and the other Reorganized Debtors emerged from Chapter 11 Cases. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan,

EXXI Ltd and its subsidiaries completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC, as the new parent entity (the “Company”). Accordingly, EGC succeeded to the entire business and operations previously consolidated for accounting purposes by EXXI Ltd.

Upon emergence from the Chapter 11 Cases, the Company adopted fresh start accounting in accordance with the provisions set forth in ASC 852, because (i) the holders of existing voting shares of EXXI Ltd prior to its emergence received less than 50% of the voting shares of EGC outstanding following its emergence from bankruptcy and (ii) the reorganization value of EXXI Ltd’s assets immediately prior to confirmation of the Plan was less than its post-petition liabilities and allowed claims. Under ASC 852, the Company is considered a new legal entity for accounting purposes.

For reporting purposes, the pre-reorganization predecessor reflects the business that was transferred to EGC. The financial statements of the pre-reorganization predecessor are EXXI Ltd’s consolidated financial statements.

On January 6, 2017, the Company filed a Current Report on Form 8‑K as the initial report of the Company to the SEC and as notice that the Company is the successor issuer to EXXI Ltd under Rule 12g‑3 under the Exchange Act. As a result, the shares of common stock of the Company, par value $0.01 per share, are deemed to be registered under Section 12(g) of the Exchange Act. The Company is thereby deemed subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder, and in accordance therewith will file reports and other information with the Commission.

On February 7, 2017, the board of directors of the Company (the “Board”) adopted a resolution to change the Company’s fiscal year end from June 30 to December 31. Unless otherwise noted, all references to “years” in this Form 10‑K refer to the twelve-month fiscal year, which, prior to July 1, 2016 ended on June 30, and, beginning after June 30, 2016, ends on December 31.

Our common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “EXXI” at the opening of business on February 28, 2017.

The audited financial statements of the Successor on December 31, 2016 reflected an impairment of our oil and natural gas properties of approximately $406.3 million which was recognized due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under Regulation S-X Rule 4‑10. The most significant difference related to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and gas prices used in the calculation of limitation on capitalized costs. Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting.

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

Equity Interests and Warrant Agreement

As a result of the Plan, there were no assets remaining in EXXI Ltd, and, under Bermuda law, shareholders (including preferred shareholders) of EXXI Ltd received no payments, and all of its existing share-based compensation plans were also cancelled. EXXI Ltd was dissolved at the conclusion of the Bermuda Proceeding, and as such, the shareholders no longer have any interest in EXXI Ltd as a matter of Bermuda law.

On the Emergence Date, EGC entered into a warrant agreement (the “Warrant Agreement”) with Continental Stock Transfer & Trust Company, as Warrant Agent. Pursuant to the terms of the Plan, EGC issued 2,119,889 warrants to certain prepetition noteholders pursuant to the Plan.

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

Long Term Incentive Plan

As of the Emergence Date, the Company also entered into the Energy XXI Gulf Coast, Inc. 2016 Long Term Incentive Plan (the “2016 LTIP”), which is a comprehensive equity-based award plan as part of the go-forward compensation for the Reorganized Debtors’ officers, directors, employees and consultants (“Service Providers”).

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

Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings which may be affected by the Chapter 11 process. These amounts represented EXXI Ltd’s allowed claims and its best estimate of claims expected to be allowed which were to be resolved as part of the bankruptcy proceedings. See Note 4 – “Fresh Start Accounting” on final determination on liabilities subject to compromise by the Bankruptcy Court.

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

Certain holders of pre-petition claims were required to file proofs of claim by August 22, 2016 (the “Bar Date”). Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors were investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. As of December 31, 2017, all claims have been settled except for certain Class 11 claims that will be paid at their pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan.

Note 4 – Fresh Start Accounting

On the Emergence Date, the Debtors satisfied the conditions to effectiveness, the Plan became effective in accordance with its terms and the Company and the other reorganized Debtors emerged from Chapter 11. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan, EXXI Ltd and EGC completed a series of internal reorganization transactions pursuant to which EXXI Ltd transferred all of its remaining assets to EGC. Accordingly, EGC succeeded to the entire business and operations previously consolidated for accounting purposes at EXXI Ltd. EGC applied fresh start accounting in accordance with the provisions set forth in ASC 852 on the Convenience Date, because (i) the holders of existing voting shares of EXXI Ltd prior to its emergence received less than 50% of the voting shares of EGC outstanding following its emergence from bankruptcy and (ii) the reorganization value of EXXI Ltd’s assets immediately prior to confirmation of the Plan was less than its post-petition liabilities and allowed claims. Adopting fresh start accounting resulted in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit and we allocated the reorganization value to our individual assets based on their estimated fair values. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after the Convenience Date are not comparable with the consolidated financial statements prior to that date.

Reorganization Value. Reorganization value represents the fair value of the Company’s total assets prior to the consideration of the liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after a restructuring. Under fresh start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values.

Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s interest bearing long term debt and shareholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $600 million to $900 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, we estimated the enterprise value to be approximately $815.1 million. This valuation analysis was prepared using reserve information, development schedules, other financial information and financial projections and applying standard valuation techniques, including risked net asset value analysis and public comparable company analyses.

Valuation of Oil and Gas Properties. Our principal assets are our oil and gas properties, which we account for under the full cost method of accounting as described in Note 2  “–Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements”. With the assistance of valuation experts, we determined the fair value of our oil and gas properties based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the Emergence Date.

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

The following table reconciles the enterprise value to the estimated fair value of the Successor Company’s common stock as of the Convenience Date (in thousands):

December 31,
2016

Enterprise Value	$815,119
Add: Cash and cash equivalents	165,368
Less: Fair value of debt	(78,497)
Fair Value of Successor common stock and warrants	901,990
Less: Fair value of warrants	(8,056)
Fair Value of Successor common stock	$893,934

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

On the Emergence Date, the Company entered into a Warrant Agreement with Continental Stock Transfer & Trust Company, as Warrant Agent. On the Emergence Date, pursuant to the terms of the Plan, the Company issued 2,119,889 warrants to holders of the EGC Unsecured Notes Claims and holders of the EPL Unsecured Notes Claims. The warrants are exercisable from the date of the Warrant Agreement until December 30, 2021 (the “Expiration Date”). The warrants are initially exercisable for one share of the Company’s common stock per warrant (such rate, as adjusted pursuant to the Warrant Agreement, being the “Warrant Exercise Shares”) at an initial exercise price of $43.66 (the “Exercise Price”). The Warrant Exercise Shares and Exercise Price are subject to customary anti-dilution adjustments. No adjustments to the applicable Exercise Price or Warrant Exercise Shares are required unless the cumulative adjustments required would result in an increase or decrease of at least 1.0% in the applicable Exercise Price or the Warrant Exercise Shares. Additionally, if an adjustment in Exercise Price would reduce the Exercise Price to an amount below par value of the common stock, then such adjustment in Exercise Price will reduce the Exercise Price to the par value of the common stock. The fair value of the warrants was $3.80 per warrant. A Black- Scholes pricing model with the following assumptions was used in determining the fair value:

The following table reconciles the enterprise value to the estimated reorganization value as of the Emergence Date (in thousands):

December 31,
2016

Enterprise Value	$815,119
Add: Cash and cash equivalents	165,368
Add: Other working capital liabilities	156,792
Add: Other long-term liabilities	12,595
Add: Asset retirement obligation	737,108
Reorganization value of Successor assets	$1,886,982

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

Consolidated Balance Sheet

The adjustments set forth in the following consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”), fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). On the Convenience Date, subsequent to the restructuring adjustments and fair value adjustments, we recorded an impairment of our oil and natural gas properties of approximately $406.3 million, primarily due to pricing differences between the 12‑month average oil and gas prices used in the ceiling test and the forward strip prices used to estimate the fresh start fair value of oil and gas properties of the Company (reflected in the column “Impairment”).  The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

The following table reflects the reorganization and application of ASC 852 and the Convenience Date ceiling test impairment on our consolidated balance sheet as of December 31, 2016 after making adjustments to correct immaterial misstatements. For a detailed explanation of these adjustments, please see Note 2 “—Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” (in thousands):

	As of December 31, 2016
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company before Impairment	Impairment	Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$164,817	$551	(1)	$—		$165,368	$—	$165,368
Accounts receivable, net						—		—
Oil and natural gas sales	69,744	—		—		69,744	—	69,744
Joint interest billings	6,029	—		—		6,029	—	6,029
Other	18,909	(965)	(3)	—		17,944	—	17,944
Prepaid expenses and other current assets	46,123	(26,260)	(2)	(1,883)	(10)	17,980	—	17,980
Restricted cash	32,888	(551)	(1)	—		32,337	—	32,337
Total Current Assets	338,510	(27,225)		(1,883)		309,402	—	309,402
Property and Equipment
Oil and natural gas properties, net	491,521	—		1,012,225	(11)	1,503,746	(406,275)	1,097,471
Other property and equipment, net	15,049	—		4,958	(12)	20,007	—	20,007
Total Property and Equipment, net of accumulated depreciation, depletion, amortization and impairment	506,570	—		1,017,183		1,523,753	(406,275)	1,117,478
Other Assets
Restricted cash	25,583	—		—		25,583	—	25,583
Other assets	30,174	—		(1,930)	(13)	28,244	—	28,244
Total Other Assets	55,757	—		(1,930)		53,827	—	53,827
Total Assets	$900,837	$(27,225)		$1,013,370		$1,886,982	$(406,275)	$1,480,707
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$67,876	$33,241	(3)	$—		$101,117	$—	$101,117
Accrued liabilities	40,517	15,158	(3)(4)	—		55,675	—	55,675
Asset retirement obligations	58,537	—		(1,936)	(14)	56,601	—	56,601
Current maturities of long-term debt	74,046	(69,778)	(5)	—		4,268	—	4,268
Total Current Liabilities	240,976	(21,379)		(1,936)		217,661	—	217,661
Long-term debt, less current maturities	—	74,229	(5)	—		74,229	—	74,229
Asset retirement obligations	492,931	—		187,576	(14)	680,507	—	680,507
Other liabilities	22,776	2,345	(3)	(12,526)	(15)	12,595	—	12,595
Total Liabilities Not Subject to Compromise	756,683	55,195		173,114		984,992	—	984,992
Liabilities subject to compromise	2,931,419	(2,931,419)	(6)	—		—	—	—
Total Liabilities	3,688,102	(2,876,224)		173,114		984,992	—	984,992
Stockholders’ Equity (Deficit)
Preferred stock (Predecessor)
7.25% Convertible perpetual preferred stock (Predecessor)	—	—		—		—	—	—
5.625% Convertible perpetual preferred stock (Predecessor)	—	—		—		—	—	—
Common stock (Predecessor)	504	(504)	(7)	—		—	—	—
Common stock (Successor)	—	332	(8)	—		332	—	332
Additional paid-in capital (Predecessor)	1,845,851	(1,845,851)	(7)	—		—	—	—
Additional paid-in capital (Successor)	—	901,658	(8)	—		901,658	—	901,658
Accumulated deficit	(4,633,620)	3,793,364	(9)	840,256	(16)	—	(406,275)	(406,275)
Total Stockholders’ (Deficit) Equity	(2,787,265)	2,848,999		840,256		901,990	(406,275)	495,715
Total Liabilities and Stockholders’ (Deficit) Equity	$900,837	$(27,225)		$1,013,370		$1,886,982	$(406,275)	$1,480,707

Reorganization Adjustments

(1)Reflects the reclassification of the utility deposit from restricted cash to cash and cash equivalents.

(2)Represents cash payments made prior to the Convenience Date to the following parties in accordance with the Plan (i) approximately $11.2 million to the Plan support parties of the EGC Unsecured Noteholders for professional fees, (ii) approximately $9.6 million to the Plan support parties of the EPL Unsecured Noteholders for professional fees, (iii) approximately $2 million for EXXI Ltd’s 3.0% Senior Convertible Notes Trustee, and (iv) approximately $3.5 million for success fees paid to EXXI Ltd’s restructuring advisors. The amounts were recorded as prepaid expenses on the Emergence Date and subsequently reflected as effects of the Plan on the Convenience Date.

(3)Represents reinstated claims that were reclassified from liabilities subject to compromise at Emergence Date and will be settled in cash. Of the approximate $3.4 million claims reinstated to accrued liabilities, approximately $1.0 million of the reinstated claims were applied against other receivables in accordance with the right of offset approved by the Bankruptcy Court and the remaining approximately $2.4 million of reinstated claims were reclassified to accrued liabilities.

(4)Represents success fee accrual of $11 million payable to restructuring advisors and a professional fee accrual of $1.7 million payable to the Plan support parties of EGC and EPL Unsecured Noteholders.

(5)Represents the reclassification of the revolving credit facility and the reinstated claims related to 4.14% promissory note and capital lease obligations.

(6)Liabilities subject to compromise were settled as noted below (in thousands):

On
December 31,
2016

Predecessor Debt
11.0% Senior Secured Second Lien Notes due 2020	$1,450,000
8.25% Senior Notes due 2018	213,677
6.875% Senior Notes due 2024	143,993
3.0% Senior Convertible Notes due 2018	363,018
7.5% Senior Notes due 2021	238,071
7.75% Senior Notes due 2019	101,077
9.25% Senior Notes due 2017	249,452
4.14% Promissory Note due 2017	4,001
Capital lease obligations	450
Total debt	2,763,739
Accounts payable	37,424
Accrued liabilities	130,256
Total liabilities subject to compromise	2,931,419
Fair value of equity and warrants issued per the Plan	(901,990)
Fair value of reinstated accounts payable and accrued liabilities to be settled in cash	(43,509)
Cash payment for 3.0% Senior Convertible Notes	(2,000)
Gain on settlement of liabilities subject to compromise	$1,983,920

(7)Reflects the cancellation of EXXI Ltd’s equity.

(8)Represents the issuance of Successor equity. The Successor Company issued a total of 33,211,594 shares of its common stock, of which 27,897,739 shares of common stock were issued to the Second Lien Holders, 3,985,391 shares of common stock was issued to the holders of EGC Unsecured Notes and 1,328,464 shares of common stock was issued to the EPL Unsecured Notes. The Successor equity is subject to dilution by exercise of 1,271,933 warrants issued to the holders of EGC Unsecured Noteholders and 847,956 warrants issued the EPL Unsecured Noteholders for 2,119,889 shares of common stock with an initial exercise price of $43.66. The fair value of the warrants was estimated at $8.1 million or $3.80 per warrant, using the Black-Scholes Option pricing valuation model.

(9)The cumulative impact of the reorganization adjustments is as below (in thousands):

December 31,
2016

Gain on settlement of liabilities subject to compromise	$1,983,920
Cancellation of EXXI Ltd equity	1,846,355
Accrual of success fee	(12,651)
Payments made of plan support parties	(24,260)
Net impact to accumulated deficit	$3,793,364

Fresh Start Adjustments

(10)Represents the write off of the unamortized deferred financing costs related to the Prepetition Credit Facility.

(11)In estimating the fair value of its oil and natural gas properties, the Company used a combination of the income and market approaches. For purposes of estimating fair value of the Company’s proved, probable and possible reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company’s reserves, risked by reserve category and discounted using a weighted average cost of capital of 11.1%. Weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $60.37 per barrel of oil, $3.02 per MMBtu of natural gas and $25.36 per barrel of NGL, after adjusting for regional pricing differentials. The proved reserve locations were limited to wells expected to be drilled in the Company’s five year development plan. Base pricing was derived from strip prices on the December 30, 2016 and subsequently increased at an inflation escalation factor of 2.0% after the fourth year.

(12)In estimating the fair value of the other property and equipment, the Company primarily employed a combination of cost and market approaches. These assets were primarily evaluated using a replacement cost methodology and also obtaining market-based pricing indicators for certain assets which had active secondary markets.

(13)Represents the removal of catering business goodwill and deferred lease expenses.

(14)Represents the adjustment of asset retirement obligations to fair value using estimated plugging and abandonment costs as of December 31, 2016, adjusted for inflation using a rate of 2% and then discounted at the credit-adjusted risk free rate of 6.5%. The fair value of asset retirement obligation was estimated at $737.1 million.

(15)Represents the removal of deferred rent liabilities.

(16)Represents the cumulative effects of the fresh-start accounting adjustments.

Reorganization Items

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as “Reorganization items” in the consolidated statements of operations. The following table summarizes reorganization items (in thousands):

	Predecessor
	Six Months Ended	Year Ended
	December 31,	June 30,
	2016	2016

Gain on settlement of liabilities subject to compromise	$1,983,920	$—
Fresh start adjustments	840,256	—
Reorganization legal and professional fees and expenses	(90,568)	(14,201)
Gain (loss) on reorganization items	$2,733,608	$(14,201)

Note 5 – Acquisitions and Dispositions

Acquisition of interest in M21K

On August 11, 2015, pursuant to a stock purchase agreement (the “M21K Purchase Agreement”) between Energy XXI M21K, LLC (“EXXI M21K”), in which EXXI Ltd owned 20% interest, and Energy XXI GOM, LLC, an indirect wholly owned subsidiary of EXXI Ltd, we acquired all of the remaining equity interests of M21K, LLC (“M21K”) for consideration consisting of the assumption of all obligations and liabilities of M21K including approximately $25.2 million associated with M21K’s first lien credit facility, which was required to be paid at closing (the “M21K Acquisition”). The sellers retained certain overriding royalty interests applicable only to the extent that production proceeds during any calendar month average in excess of $65.00/Bbl WTI and $3.50/MMbtu Henry Hub and limited to a term of four years or an aggregate amount of $20 million, whichever occurs earlier. In addition, with respect to the Eugene Island 330 and South Marsh Island 128 fields, in the event we sell our interest in one or both of these fields, the overriding royalty interests with respect to such sold field shall terminate; provided, however if such sale occurs within four years of the effective date of the M21K Purchase Agreement and the consideration received for such sale is greater than the allocated value for such field as specified in the M21K Purchase Agreement, then we are obligated to pay an amount equal to 20% of the portion of the consideration received in excess of the specified allocated value of such field. Prior to this transaction which was effective as of August 1, 2015, we had owned a 20% interest in M21K through our investment in EXXI M21K. See Note 8 – “Equity Method Investments.”

The following table presents the final purchase price allocation to the assets acquired and liabilities assumed, based on their estimated fair values on August 11, 2015 (in thousands):

Oil and natural gas properties – evaluated	$73,910
Oil and natural gas properties – unevaluated	39,278
Asset retirement obligations	(66,700)
Net working capital *	(21,301)
Fair value of debt assumed	(25,187)
Cash paid	$—

*Net working capital includes approximately $1.0 million in cash.

Sale of the Grand Isle Gathering System

On June 30, 2015, we sold certain real and personal property constituting a subsea pipeline gathering system located in the shallow GoM shelf and storage and onshore processing facilities on Grand Isle, Louisiana (the “GIGS”) to Grand Isle Corridor, LP (“Grand Isle Corridor”), a wholly-owned subsidiary of CorEnergy Infrastructure Trust, Inc. for cash consideration of $245 million, plus the assumption by Grand Isle Corridor of the asset retirement obligations associated with the estimated decommissioning costs for the GIGS. The proceeds were recorded as a reduction to our oil and natural gas properties with no gain or loss recognized. The net reduction to the full cost pool related to this sale was $248.9 million. Also on June 30, 2015, we entered into a triple-net lease agreement with Grand Isle Corridor pursuant to which we will continue to use and operate the GIGS as further discussed in Note 17 – “Commitments and Contingencies.”

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

Note 6 - Goodwill

ASC 350, Intangibles—Goodwill and Other, requires that intangible assets with indefinite lives, including goodwill, be evaluated for impairment on an annual basis or more frequently if events occur or circumstances change that could potentially result in impairment. Our annual goodwill impairment test is performed at least annually during the third quarter.

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

Note 7 – Property and Equipment

Property and equipment consists of the following (in thousands):

	Successor
	December 31,	December 31,
	2017	2016
Oil and gas properties
Proved properties	$1,307,009	$1,127,608
Less: accumulated depreciation, depletion, amortization and impairment	(742,286)	(406,275)
Proved properties, net	564,723	721,333
Unevaluated properties	200,199	376,138
Oil and gas properties, net	764,922	1,097,471

Other property and equipment	13,780	20,007
Less: accumulated depreciation	(3,660)	—
Other property and equipment, net	10,120	20,007
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$775,042	$1,117,478

See Note 4 – “Fresh Start Accounting” for the methodology and assumptions used in arriving at fair value fresh start adjustments on the Convenience Date.

Following emergence from bankruptcy and in accordance with fresh start accounting, the Company, based on the renewed ability to fund development drilling, recorded proved undeveloped reserves of 36.5 MMBOE (unaudited) at December 31, 2016. Future development costs associated with our proved undeveloped reserves at December 31, 2016 totaled approximately $443.2 million (unaudited). As of December 31, 2017, we have 22 MMBOE (unaudited) in proved undeveloped reserves. Future development costs associated with our proved undeveloped reserves at December 31, 2017 totaled approximately $356.1 million (unaudited). As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report.

Costs associated with unevaluated properties, all of which were recorded as part of fresh start accounting, are transferred to evaluated properties either (i) ratably over a period of the related field’s life, or (ii) upon determination as to whether there are any proved reserves related to the unevaluated properties or the costs are impaired or capital costs associated with the development of these properties will not be available.  For the year ended December 31, 2017, the costs associated with unevaluated properties decreased by $175.9 million, of which $121.8 million was transferred to evaluated properties due to the forward price outlook and management intent making certain unevaluated properties uneconomical and the remaining $54.1 million was the ratable amortization to the evaluated properties.

Under the full cost method of accounting, at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12‑month period discounted at 10%, plus the lower of cost or fair market value of unevaluated properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net capitalized costs of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.”  If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows.  For the year ended December 31, 2017, we recorded an impairment to oil and natural gas properties of $185.9 million due to the decrease in proved reserves and PV‑10 value.

On December 31, 2016, the Company, subsequent to its emergence from bankruptcy, recorded an impairment of its oil and natural gas properties of approximately $406.3 million due to the differences between the fair value of oil and natural gas properties recorded as part of fresh start accounting and the limitation of capitalized costs prescribed under

Regulation S-X Rule 4‑10. The most significant difference relates to the use of forward looking oil and natural gas prices in the determination of fair value as opposed to the use of historical first day of the month 12‑month average oil and natural gas prices used in the calculation of limitation on capitalized costs. Reserve adjustment factors as well as the weighted average cost of capital also impacted the determination of the fair value of oil and natural gas properties recorded in fresh start accounting. For the six-month period ended December 31, 2016 and for the years ended June 30, 2016 and 2015, the Predecessor recorded an impairment to its oil and natural gas properties of $77.8 million, $2,814.0 million and $2,421.9 million, respectively.

Note 8 - Equity Method Investments

Prior to the M21K Acquisition on August 11, 2015 discussed previously in Note 4 – “Acquisitions and Dispositions,” we owned a 20% interest in EXXI M21K which was engaged in the acquisition, exploration, development and operation of oil and natural gas properties offshore in the Gulf of Mexico, through its wholly owned subsidiary, M21K. EGC received a management fee from M21K for providing administrative assistance in carrying out its operations. We also provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K. EXXI M21K was a guarantor of a $100 million first lien credit facility agreement entered into by M21K, which had a $40 million borrowing base and under which $28.0 million in loans and $1.2 million in letters of credit were outstanding as of June 30, 2015. At June 30, 2015, M21K was in default due to a breach of certain covenants under this agreement. On August 11, 2015, we acquired all of the equity interests of M21K and repaid the outstanding balance under the M21K credit facility. See Note 15 – “Related Party Transactions.”

We recorded an equity loss of $10.7 million and $17.4 million for the years ended June 30, 2016 and 2015, respectively. The equity loss for the year ended June 30, 2015 includes an other-than-temporary impairment related to our investment in EXXI M21K of $11.8 million.

Note 9 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	Successor
	December 31,	December 31,
	2017	2016

Exit Facility	$73,996	$73,996
4.14% Promissory Note due 2017	—	4,001
Capital lease obligations	21	500
Total debt	74,017	78,497
Less: debt issue costs	44	—
Less: current maturities	21	4,268
Total long-term debt	$73,952	$74,229

Maturities of long-term debt as of December 31, 2017 are as follows (in thousands)

Twelve Months Ending December 31,
2018	$21
2019	73,996
2020	—
2021	—
2022	—
Thereafter	—
$74,017

Exit Facility

Pursuant to the Plan, on the Emergence Date, the Company, as Borrower, and the other Reorganized Debtors entered into a secured Exit Facility, which matures on December 30, 2019. The Exit Facility is secured by mortgages on at least 90% of the value of our and our subsidiary guarantors’ proved developed producing reserves as well as our total proved reserves. The Exit Facility consists of two facilities: (i) a term loan facility (the “Exit Term Loan”) resulting from the conversion of the remaining drawn amount plus accrued default interest, fees and expenses under the Debtors’ Second Amended and Restated First Lien Credit Agreement (the “Prepetition Revolving Credit Facility”) of approximately $74 million and (ii) a revolving credit facility (the “Exit Revolving Facility”) resulting from the conversion of the former EGC tranche of the Prepetition Revolving Credit Facility which provides, subject to the limitations noted below, for the making of revolving loans and the issuance of letters of credit.

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

On the Emergence Date, the aggregate credit capacity under the Exit Revolving Facility was approximately $227.8 million, all of which was utilized to maintain in effect outstanding letters of credit, including $225 million of letters of credit issued in favor of ExxonMobil to secure certain plugging and abandonment obligations related to assets in the GoM. On April 26, 2016, pursuant to the redetermination of our plugging and abandonment liabilities with ExxonMobil, it was then agreed that subsequent to the Predecessor Company’s emergence from the Chapter 11 proceedings, the letters of credit issued in favor of ExxonMobil would be reduced to $200 million from the existing amount of $225 million and, on March 13, 2017, the letters of credit issued in favor of ExxonMobil were reduced to $200 million. Each existing letter of credit may be renewed or replaced (in each case, in an outstanding amount not to exceed the outstanding amount of the existing letter of credit).

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

Furthermore, for each fiscal quarter ending on and after March 31, 2018, if the Asset Coverage Ratio (as defined in the Exit Facility) is less than 1.50 to 1.00, the Company must make a mandatory prepayment of the Exit Term Loan in an amount equal to the lesser of (i) 7.5% of the aggregate outstanding principal amount of the Exit Term Loan on the Emergence Date and (ii) the then outstanding principal amount of the Exit Term Loan. Based upon the Company’s current expectations with respect to its capital resources, capital expenditures, results from operations and commodity prices, the Company believes that it is reasonably likely that it will be required to make a mandatory prepayment with respect to each fiscal quarter ending on and after March 31, 2018. In that case, the first such payment of approximately

$5.55 million would be required to be paid during the fiscal quarter ending June 30, 2018. Any such mandatory prepayment would not, in and of itself, constitute a default under the Exit Facility.

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

On March 3, 2017, the Company, entered into an amendment to the Exit Facility (the “Amendment”). The Amendment, among other things, included updates necessary to reflect the Company changing its fiscal year end from June 30 to December 31. As a result, the Company must now deliver a December 31 reserve report prepared by a third-party engineer by March 1 of each year (or by May 31 with respect to 2017 only) and a reserve report prepared by the Company’s engineers by September 1 of each year. Further, a second amendment and waiver to the Exit Facility (the “Second Amendment”) was entered into by the Company on April 24, 2017. The Second Amendment amended the requirement of the “as of” date from January 1, 2017 to April 1, 2017, only with respect to the first reserve report prepared by a third-party reservoir engineer. Additionally, the Amendment also revised the calculation of: (i) the net present value of the future net revenues expected to accrue to the proved reserves of the Company and its subsidiaries and (ii) the asset coverage ratio, which are calculated by removing the effects of derivative agreements with any counterparties that are not lenders under the Exit Facility. Furthermore, the requirement for the Company and its subsidiaries to have mortgages covering at least 90% of the total value of their proved reserves was amended to require the mortgages to cover at least 90% of the revised net present value of the proved reserves.

As of December 31, 2017, we had approximately $74 million in borrowings and $202.6 million in letters of credit issued under the Exit Facility.

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

Prepetition Senior Notes

The Predecessor had issued the following prepetition Senior Notes, which in accordance with the Plan, on the Emergence Date, all outstanding obligations under these notes and the related collateral agreements and registration rights, as applicable, were cancelled and the indentures governing such obligations were cancelled (in thousands):

	Issue Date	Face value	Maturity Date
11.0% Senior Secured Second Lien Notes	3/12/2015	1,450,000	3/15/2020
8.25% Senior Notes (1)	6/3/2014	510,000	2/15/2018
6.875% Senior Notes	5/27/2014	650,000	3/15/2024
3.0% Senior Convertible Notes	11/18/2013	400,000	12/15/2018
7.5% Senior Notes	9/26/2013	500,000	12/15/2021
7.75% Senior Notes	2/25/2011	250,000	6/15/2019
9.25% Senior Notes	12/17/2010	750,000	12/15/2017

(1)	8.25% Senior Notes was assumed in the EPL Acquisition.

During the year ended June 30, 2016, our Predecessor repurchased certain of its unsecured notes in aggregate principal amounts as follows: $506.0 million of 6.875% Senior Notes due 2024 (the “6.875% Senior Notes”), $261.9 million of 7.5% Senior Notes due 2021(the “7.5% Senior Notes”), $148.9 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”), $296.3 million of 8.25% Senior Notes due 2018 (the “8.25% Senior Notes”) and $500.6 million of 9.25% Senior Notes due 2017  (the “9.25% Senior Notes”). Our Predecessor repurchased these notes in open market transactions at a total cost of approximately $215.9 million, (excluding accrued interest), and we recorded a gain on the repurchases totaling approximately $1,492.4 million, net of associated debt issuance costs and certain other expenses.

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

4.14% Promissory Note

In September 2012, the Predecessor entered into a promissory note of $5.5 million to acquire other property and equipment.  In accordance with the Plan, on the Emergence Date, all outstanding obligations under the promissory note were reinstated.  Under this note, which was secured by such other property and equipment, we were required to make monthly payments of approximately $52,000 and were to pay one lump-sum payment of $3.3 million at maturity in October 2017. This note carried an interest rate of 4.14% per annum.  This note was repaid in full on September 29, 2017.

Derivative Instruments Premium Financing

We financed premiums on derivative instruments that we purchased with our hedge counterparties. Substantially all of our hedge transactions were with Lenders under the Prepetition Revolving Credit Facility. Derivative instruments premium financing was accounted for as debt and this indebtedness is pari passu with borrowings under the Prepetition Revolving Credit Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of December 31, 2016, June 30, 2016 and 2015, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $0, $0 and $10.6 million, respectively.

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

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015

Exit Term Loan	$4,050	$—	$—	$—
Exit Revolving Facility	10,127	—	—	—
Prepetition Revolving Credit Facility	—	11,670	15,703	25,506
11.0% Second Lien Notes due 2020	—	—	125,852	48,505
8.25% Senior Notes due 2018	—	—	27,899	42,075
6.875% Senior Notes due 2024	—	—	18,033	44,701
3.0% Senior Convertible Notes due 2018	—	—	9,340	12,000
7.50% Senior Notes due 2021	—	—	17,414	37,500
7.75% Senior Notes due 2019	—	—	8,200	19,375
9.25% Senior Notes due 2017	—	—	44,944	69,375
4.14% Promissory Note due 2017	134	—	130	192
Amortization of debt issue cost - Prepetition Revolving Credit Facility	—	725	5,185	12,491
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020	—	—	6,249	2,358
Accretion of original debt issue discount, 11.0% Second Lien Notes due 2020 - accelerated	—	—	44,855	—
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020	—	—	5,047	1,887
Amortization of debt issue cost – 11.0% Second Lien Notes due 2020 - accelerated	—	—	36,243	—
Amortization of fair value premium – 8.25% Senior Notes due 2018	—	—	(8,818)	(11,108)
Amortization of fair value premium – 8.25% Senior Notes due 2018 - accelerated	—	—	(7,961)	—
Amortization of debt issue cost – 6.875% Senior Notes due 2024	—	—	457	1,127
Amortization of debt issue cost – 6.875% Senior Notes due 2024 - accelerated	—	—	1,946	—
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018	—	—	8,917	11,232
Accretion of original debt issue discount, 3.0% Senior Convertible Notes due 2018 - accelerated	—	—	33,370	—
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018	—	—	1,142	1,439
Amortization of debt issue cost – 3.0% Senior Convertible Notes due 2018 - accelerated	—	—	4,271	—
Amortization of debt issue cost – 7.50% Senior Notes due 2021	—	—	478	1,051
Amortization of debt issue cost – 7.50% Senior Notes due 2021 - accelerated	—	—	2,822	—
Amortization of debt issue cost – 7.75% Senior Notes due 2019	—	—	168	388
Amortization of debt issue cost – 7.75% Senior Notes due 2019 - accelerated	—	—	491	—
Amortization of debt issue cost – 9.25% Senior Notes due 2017	—	—	1,902	2,358
Amortization of debt issue cost – 9.25% Senior Notes due 2017 - accelerated	—	—	913	—
Derivative instruments financing and other	525	185	466	856
	$14,836	$12,580	$405,658	$323,308

Note 10 – Asset Retirement Obligations

The following table describes the changes in our asset retirement obligations (in thousands):

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,
	2017	2016

Beginning of period total	$737,108	$537,637
Liabilities incurred	11,353	13,880
Liabilities settled	(55,820)	(18,852)
Revisions*	(70,570)	(19,577)
Accretion expense	42,780	38,380
End of period total		551,468
Fair value fresh start adjustments		185,640
End of period total	664,851	737,108
Less: End of period, current portion	51,398	56,601
End of period, noncurrent portion	$613,453	$680,507

*The downward revisions for the year ended December 31, 2017 were primarily due to changes in estimated timing of settlements of the plugging and abandonment liabilities, resulting from updated estimates as to when the associated wells would cease to be economic, and the downward revision for the six months ended December 31, 2016 was primarily due to declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services due to excess capacity.

See Note 4 – “Fresh Start Accounting” for the methodology and assumptions used in arriving at fair value fresh start adjustments on the Convenience Date.

Note 11 – Derivative Financial Instruments

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

As of December 31, 2017, we had the following open crude oil derivative positions:

				Weighted
				Average
	Type of		Volumes	Contract Price
Remaining Contract Term	Contract	Index	(MBbls)	Swaps

January 2018 - December 2018	Swaps	NYMEX-WTI	2,920	$50.68
January 2018 - June 2018	Swaps	Argus-LLS	362	$55.45
January 2018 - June 2018	Swaps	ICE Brent	452.5	$56.59

The fair value of our derivative instruments in our consolidated balance sheets were as follows (in thousands)

	Successor
	Asset Derivative Instruments				Liability Derivative Instruments
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivative financial instruments	Current	$—	Current	$—	Current	$32,567	Current	$—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total Gross Commodity Derivative Instruments subject to enforceable master netting agreement		—		—		32,567		—

Derivative financial instruments	Current	—	Current	—	Current	—	Current	—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
Total gross amounts offset in Balance Sheets		—		—		—		—
Net amounts presented in Balance Sheets	Current	—	Current	—	Current	32,567	Current	—
	Non-Current	—	Non-Current	—	Non-Current	—	Non-Current	—
		$—		$—		$32,567		$—

The following table presents information about the components of the gain (loss) on derivative instruments (in thousands).

	Year Ended	Six Months
	December 31,	Ended	Year Ended June 30,
Gain (loss) on derivative financial instruments	2017	2016	2016	2015

Cash Settlements	$(58)	$—	$59,081	$81,049
Proceeds from monetizations	—	—	50,588	102,354
Change in fair value	(32,567)	—	(19,163)	52,036
Total gain (loss) on derivative financial instruments	$(32,625)	$—	$90,506	$235,439

We monitor the creditworthiness of our counterparties who are also a part of our bank lending group. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of our financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. As of December 31, 2017, we had no collateral deposits with our counterparties.

Note 12 – Stockholders’ Equity

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

Registration Rights Agreement

On the Emergence Date, the Company entered into a registration rights agreement with certain holders representing 10% or more of the Company’s common stock outstanding on that date or who acquire 10% or more of the Company’s common stock outstanding within six months of the Emergence Date (the “Holders”). The Registration Rights Agreement provides resale registration rights for the Holders’ Registerable Securities (as defined in the Registration Rights Agreement). On February 28, 2017, in accordance with the requirements of the Registration Rights Agreement, the Company filed a registration statement on Form S‑3 relating to the resale of an aggregate of 9,272,285 shares of our common stock, which may be offered for sale from time to time by the selling stockholders named in the Form S‑3 prospectus. The number of shares the selling stockholders may sell consists of 9,049,929 shares of common stock that are currently issued and outstanding and 222,356 shares of common stock that they may receive if they exercise their warrants. The selling stockholders acquired all of the shares of common stock and warrants covered by the Form S‑3 prospectus in a distribution pursuant to Section 1145 under the United States Bankruptcy Code in connection with our plan of reorganization that became effective on the Emergence Date. We are not selling any shares of common stock under the Form S‑3 prospectus and will not receive any proceeds from the sale of common stock by the selling stockholders. The registration statement on Form S‑3 was declared effective by the SEC as of March 23, 2017.

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

As of December 31, 2017, 33,254,963 shares of common stock and 2,119,889 warrants were outstanding.

Predecessor Common Stock

EXXI Ltd’s common stock was traded on the NASDAQ under the symbol “EXXI” prior to its delisting in connection with the commencement of the Chapter 11 proceedings. EXXI Ltd’s common stock resumed trading on the OTC Pink under the symbol “EXXIQ” on April 25, 2016. As a result of filing of the Bankruptcy Petitions, EXXI Ltd’s common stock was suspended from trading on the NASDAQ on April 25, 2016. A Form 25‑NSE was filed with the SEC on May 19, 2016, which removed EXXI Ltd’s securities from listing and registration on NASDAQ. EXXI Ltd’s shareholders were entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. EXXI Ltd had 200,000,000 authorized common shares, par value of $0.005 per share.

On April 14, 2016, we received a letter from The NASDAQ Listing Qualifications Staff stating that the Staff has determined that the EXXI Ltd’s securities would be delisted from NASDAQ. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM‑5101‑1 as a result of our filing the Bankruptcy Petitions, the associated public interest concerns raised by the Bankruptcy Petitions, concerns regarding the residual equity interest of EXXI Ltd’s listed securities holders and concerns about EXXI Ltd’s ability to sustain compliance with all requirements for continued listing on NASDAQ. On February 24, 2016, EXXI Ltd received a deficiency notice from NASDAQ stating that, based on the closing bid price of its common stock for the prior 30 consecutive business days, EXXI Ltd no longer met the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1). Because we did not request an appeal, trading of EXXI Ltd’s common stock was suspended at the opening of business on April 25, 2016, and a Form 25‑NSE was filed with the SEC on May 19, 2016, which removed EXXI Ltd’s securities from listing and registration on NASDAQ.

EXXI Ltd’s securities resumed trading on the OTC Markets Group Inc.’s OTC Pink under the symbol “EXXIQ” on April 25, 2016. On December 30, 2016, upon emergence from the Chapter 11 Cases, EXXI Ltd’s common shares were removed from the OTC Market.

The Predecessor’s Board adopted a NOL Shareholder Rights Agreement (the “Rights Plan”) designed to preserve substantial tax assets of our U.S. subsidiaries. The Rights Plan is intended to protect our tax benefits and to allow all of our existing shareholders to realize the long-term value of their investment in the Company. As of December 30, 2016, no Rights had been exercised.

Predecessor Preferred Stock

EXXI Ltd’s bye-laws authorized the issuance of 7,500,000 shares of preferred stock. The Predecessor Board was empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

Dividends on both the 5.625% Perpetual Convertible Preferred Stock (“5.625% Preferred Stock”) and the 7.25% Perpetual Convertible Preferred Stock (“7.25% Preferred Stock”) were to be paid in cash, shares of EXXI Ltd’s common stock, or a combination thereof and were payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year.

As a result of filing the Bankruptcy Petitions, EXXI Ltd no longer accrued dividends on preferred stock, accordingly, EXXI Ltd suspended the quarterly dividends on the 5.625% Preferred Stock and the 7.25% Preferred Stock effective January 1, 2016. Preferred stock dividends that would have accrued from the Petition Date through December 31, 2016 totaled approximately $5.7 million.

As a result of the Plan, there are no assets remaining in EXXI Ltd, and under Bermuda law, preferred stockholders of EXXI Ltd received no payments. EXXI Ltd was dissolved at the conclusion of the Bermuda Proceeding, and as such, the preferred stockholders no longer have any interest in EXXI Ltd as a matter of Bermuda law.

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

Note 13 – Supplemental Cash Flow Information

The following table presents our supplemental cash flow information (in thousands):

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015

Cash paid for interest	$14,867	$7,493	$229,569	$243,238
Cash paid for income taxes	—	—	150	933

The following table presents our non-cash investing and financing activities (in thousands):

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015

Derivative instruments premium financing	$—	$—	$—	$12,025
Changes in capital expenditures accrued in accounts payable	(1,944)	10,242	(37,151)	(168,569)
Acquisition of property against joint interest billings receivable		(1,500)	—	—
Inventory transferred to oil and natural gas properties	—	—	7,081	—
Changes in asset retirement obligations	(59,217)	(5,697)	(2,583)	49,495
Changes in other property and equipment	(327)
Monetization of derivative instruments applied to Revolving Credit Facility	—	—	50,588	—

Note 14 – Employee Benefit Plans

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

Under the 2016 LTIP, stock options are issued with an exercise price that is not less than the fair market value of our common stock on the date of grant and expire 10 years from the grant date. Stock options that have been granted to date generally vest ratably over a three-year period. The following table sets forth our stock option activity for the year ended December 31, 2017.

Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Options	Per Share	Terms
(in years)
Outstanding as of December 31, 2016	-	$—	—
Granted	372,597	28.92
Exercised	-	-
Forfeited	(72,448)	28.97
Outstanding as of December 31, 2017	300,149	$28.91	9.3
Exercisable on December 31, 2017	—	$—

The fair value of the stock options on the date of grant is expensed on a straight-line basis over the applicable vesting period. The Company estimates the fair values of stock options granted using a Black-Scholes option valuation model, which requires the Company to make several assumptions. The Company does not have a long history of market prices, thus the expected volatility was determined using the historical volatility for a peer group of companies. As we do not have sufficient historical stock option exercise experience upon which to base an estimate of expected term, we used the simplified method for estimating expected term.  The risk-free interest rate is based on the related United States Treasury yield curve for periods within the expected term of the stock options at the time of the grant. The Company does not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. As of December 31, 2017, we had 300,149 unvested stock options and $1.7 million in unrecognized compensation cost related to unvested stock options.  The cost is expected to be recognized over a weighted-average period of 1.3 years.

Under the 2016 LTIP, restricted stock units may be granted from time to time as approved by the Committee. To date, the restricted stock units granted by the Committee have a vesting date up to three years from the date of grant and each restricted stock unit represents a right to receive one share of our common stock. The following table sets forth the activity related to restricted stock units for the year ended December 31, 2017.

	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Outstanding as of December 31, 2016	-	$—
Granted	775,344	24.22
Vested	(68,814)	24.21
Forfeited	(93,730)	24.48
Outstanding as of December 31, 2017	612,800	$24.19

The fair value of our restricted stock units equals the market value of the underlying common stock on the date of grant. As of December 31, 2017, we had 612,800 unvested restricted stock units and $8.5 million in unrecognized compensation cost related to unvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 1.3 years.

The following table sets forth stock-based compensation expense (in thousands):

Successor
Year Ended
December 31,
2017

Stock Options	$1,453
Restricted Stock Units	8,033
Total compensation expense recognized	$9,486

Predecessor Long Term Incentive Plan

Prior to the Emergence Date, the Predecessor Company maintained the Energy XXI Services, LLC 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) an incentive and retention program for its employees. Participation shares (or “Restricted Stock Units”) were issued from time to time at a value equal to its common share price at the time of issue. The Restricted Stock Units generally vested equally over a three-year period. When vesting occurred, the Predecessor Company paid the employee an amount equal to the Predecessor Company’s then current common share price times the number of Restricted Stock Units. The Predecessor Company also awarded performance units (“Performance Units”), including both time-based performance units (“Time-Based Performance Units”) and Total Shareholder Return (“TSR”) Performance-Based Units (“TSR Performance-Based Units”). Both the Time-Based Performance Units and TSR Performance-Based Units vested equally over a three-year period. In addition, prior to the Emergence Date, the Predecessor Company maintained the director compensation program which provided for an annual stock award in lieu of cash payment, employee stock purchase plan which allowed employees to purchase its common stock at a 15% discount from the lower of the common stock closing price on the first or last day of the offering period and had granted stock options to its certain officers. For the six-month period ended December 31, 2016 and for the years ended June 30, 2016 and June 30, 2015, the Predecessor recognized total compensation expense related to restricted stock units and performance based units of $(0.05) million, $(2,583) million and $3,939 million, respectively.

As a result of the Plan, there were no assets remaining in the Predecessor Company, all common shares of the Predecessor Company were cancelled and its shareholders received no payments with respect to the common shares, and the Predecessor Company was dissolved pursuant to Bermuda law at the conclusion of the Bermuda Proceeding. As a result, all awards under the 2006 Incentive Plan that remained unvested, including performance-based awards and all of share-based compensation plans at the Emergence Date were cancelled.

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

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2017	2016	2016	2015

Profit Sharing Plan	$—	$—	$—	$—	$(768)
401(k) Plan	1,702	—	638	2,852	3,192
Total contributions	$1,702	$—	$638	$2,852	$2,424

Note 15 — Related Party Transactions

Successor Related Party Transactions

On the Emergence Date, the Company entered into a Registration Rights Agreement with the Holders representing 10% or more of the Common Stock outstanding on that date or who acquire 10% or more of the Common Stock outstanding within six months of the Emergence Date. On the Emergence Date, the Company also entered into the Warrant Agreement with Continental Stock Transfer & Trust Company, as Warrant Agent and issued 2,119,889 warrants to holders of the EGC Unsecured Notes Claims and holders of the EPL Unsecured Notes Claims. For more information see Note 12 – “Stockholders’ Equity.”

On February 2, 2017, John D. Schiller, Jr., Bruce W. Busmire and Antonio de Pinho resigned as President and CEO, Chief Financial Officer and Chief Operating Officer, respectively.

In connection with Mr. Schiller’s termination of employment, the employment-related provisions of Mr. Schiller’s Executive Employment Agreement, dated as of December 30, 2016 (the “Schiller Employment Agreement”) were terminated as of February 2, 2017. Under the Schiller Employment Agreement, Mr. Schiller was entitled to receive the following benefits, subject to his entry into a waiver and release agreement (i) a lump-sum cash severance payment in the amount of $2 million, and (ii) reimbursement for the monthly cost of maintaining health benefits for Mr. Schiller and his spouse and eligible dependents as of the date of his termination for a period of 18 months to the extent Mr. Schiller elects Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) continuation coverage, less applicable taxes and withholding. The $2 million cash severance payment was made on April 3, 2017, the 60th day after the termination date. Payments and benefits are subject to Mr. Schiller’s continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions of the waiver and release agreement. In addition on February 2, 2017, we entered into a consulting agreement (the “Schiller Consulting Agreement”) with Mr. Schiller, pursuant to which Mr. Schiller agreed to serve as a special advisor to the Board during a transition period of up to six months. In consideration for those services, we agreed to pay Mr. Schiller a consulting fee of $50,000 per month for up to six months. All amounts due under Schiller Consulting Agreement have been paid as of August 9, 2017.

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

On August 24, 2017, Hugh A. Menown resigned as Executive Vice President, Chief Accounting Officer and Interim Chief Financial Officer.  In connection with his separation from the Company, Mr. Menown was entitled to receive the following severance benefits under the Company’s employee severance plan subject to his entry into a waiver and release of claims agreement: (i) a lump-sum cash severance payment in the amount of $580,000, and (ii) to the extent Mr. Menown elects COBRA continuation coverage, medical and dental benefits for him and his spouse for a period of 12 months after termination, subject to the payment of the same monthly premium he was paying at termination, in each case, less any applicable taxes and withholding.  The $580,000 cash severance payment was made on September 1, 2017.  In addition on August 24, 2017, we entered into a consulting agreement with Mr. Menown, pursuant to which Mr. Menown has agreed to serve as an advisor to the Company during a transition period of up to six months. In consideration for those services, we agreed to pay Mr. Menown a consulting fee of $28,333.33 per month for up to six months.  All amounts due to Mr. Menown have been paid as of February 6, 2018.

Predecessor Related Party Transactions

Prior to the M21K Acquisition on August 11, 2015, we had a 20% interest in EXXI M21K and accounted for this investment using the equity method. We had provided a guarantee related to the payment of asset retirement obligations and other liabilities of M21K in the EP Energy property acquisition estimated at $65 million and $1.8 million, respectively. For the LLOG Exploration acquisition, we guaranteed payment of asset retirement obligations of M21K estimated at $36.7 million. For the Eugene Island 330 and South Marsh Island 128 properties purchase, we guaranteed payment of asset retirement obligations of M21K estimated at $18.6 million. For these guarantees, M21K agreed to pay us $6.3 million, $3.3 million and $1.7 million, respectively, over a period of three years from the respective acquisition dates. For the years ended June 30, 2016 and 2015, we received $0.3 million and $3.7 million, respectively, related to such guarantees. Prior to the M21K Acquisition, we also received a management fee of $0.98 per BOE produced for providing administrative assistance in carrying out M21K operations. For the years ended June 30, 2016 and 2015, we received management fees of $0.2 million and $3.3 million, respectively.

Effective January 15, 2015, the Predecessor Board appointed one of its members, James LaChance, to serve as interim Chief Strategic Officer. In that position, Mr. LaChance pursued discussions with lenders and noteholders to improve our available capital, leverage ratios and average debt maturity, as directed by our Chief Executive Officer, in consultation with the Predecessor Board. Mr. LaChance’s duties as interim Chief Strategic Officer were separate from, and in addition to, his responsibilities as a member of the Board of Directors. In light of the significant increase in the amount of time Mr. LaChance was required to spend performing in that new role, EXXI Ltd and Mr. LaChance entered into an interim Chief Strategic Officer consulting agreement (the “Consulting Agreement”), with an effective date of January 15, 2015. Under the Consulting Agreement, Mr. LaChance was paid $200,000 per month for his services as interim Chief Strategic Officer. The consulting agreement expired on July 15, 2015. For years ended June 30, 2016 and 2015, Mr. LaChance earned and was paid consulting fees of $0.1 million and $1.1 million, respectively, under the Consulting Agreement.

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

During the years ended June 30, 2015 and 2014, the Company’s former Chief Executive Officer and President John D. Schiller, Jr. borrowed funds from personal acquaintances or their affiliates, certain of whom provide services to us (“Vendor Loans”). During the year ended December 31, 2017 certain of those lenders provided services to the Company totaling $10.6 million. During the six months ended December 31, 2016 certain of those lenders provided services to the Company totaling $3.3 million. During the years ended June 30, 2016 and 2015, certain of those lenders provided services to the Predecessor Company totaling $35.9 million and $34.7 million, respectively. During 2014, one of the directors on the Predecessor Board made a personal loan to Mr. Schiller at a time prior to becoming a member of the Predecessor Board but while a managing director at Mount Kellett Capital Management LP, which at the time owned a majority interest in Energy XXI M21K and 6.3% of EXXI Ltd’s common stock.

From time to time, we have entered into arrangements in the ordinary course of business with entities in which Cornelius Dupré II, who was appointed to the Predecessor Board in October 2010, had an ownership interest. These entities provide us with oil field services. During the year ended December 31, 2017 and during the six month transition period ended December 31, 2016 no payments were made and during fiscal year ended June 30, 2016 and 2015 EXXI Ltd made aggregate payments of approximately $5.6 million and $2.0 million, respectively to these entities for those services.

Note 16 — Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Except when the effect would be anti-dilutive, the diluted earnings per share include the impact of convertible preferred stock, convertible notes, restricted stock, stock options and other potential common stock equivalents. The following table sets forth the calculation of basic and diluted (loss) earnings per share (“EPS”) (in thousands, except per share data):

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015

Net (loss) income	$(341,010)	$(406,275)	$2,650,611	$(1,918,659)	$(2,433,838)
Preferred stock dividends	—	—	—	5,194	11,468
Net (loss) income attributable to common stockholders	$(341,010)	$(406,275)	$2,650,611	$(1,923,853)	$(2,445,306)
Weighted average shares outstanding for basic EPS	33,239	33,212	98,337	95,822	94,167
Add dilutive securities	—	—	6,450	—	—
Weighted average shares outstanding for diluted EPS	33,239	33,212	104,787	95,822	94,167

(Loss) earnings per share
Basic	$(10.26)	$(12.23)	$26.95	$(20.08)	$(25.97)
Diluted	$(10.26)	$(12.23)	$25.30	$(20.08)	$(25.97)

The Company’s restricted stock units granted to the members of the Board during the year ended December 31, 2017 are treated as outstanding for basic loss per share calculations since these shares are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the year ended December 31, 2017, no net loss was allocated to the participating securities.

On December 31, 2017, 3,132,729 shares of potential Successor common stock were excluded from the diluted average shares due to an anti-dilutive effect. On December 31, 2016, 2,119,889 shares of potential Successor common stock were excluded from the diluted average shares due to an anti-dilutive effect. For the years ended June 30, 2016 and 2015, 9,439,104 and 8,642,434 shares of potential common stock, respectively, were excluded from the diluted average shares due to an anti-dilutive effect.

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

On June 17, 2016, the SEC filed a proof of claim against EXXI Ltd asserting a general unsecured claim in the amount of $3.9 million based on alleged violations of the federal securities laws by EXXI Ltd pertaining to the failure to disclose: (i) certain funds borrowed by our former President and CEO John D. Schiller, Jr. from personal acquaintances or their affiliates, certain of which provided EXXI Ltd and certain of its subsidiaries with services, (ii)  a personal loan made to Mr. Schiller by one of the directors on the Predecessor Board at a time prior to becoming a member of the Predecessor Board, (iii) Mr. Schiller’s pledge of EXXI Ltd stock to a certain financial institution and (iv) certain perquisites and compensation to Mr. Schiller, including in connection with certain expense reimbursements. The SEC’s claim against EXXI Ltd has been classified as a general unsecured claim to be paid, if at all, its pro rata share of the approximately $1.5 million General Unsecured Claim Distribution defined in the Plan, and, as such, is subject to the Settlement, Release, Injunction, and Related Provisions contained in Article VIII of the Plan, and also is subject to the Confirmation Order. On February 21, 2018, the SEC withdrew its proof of claim.  EGC has been cooperating with the SEC in connection with the issues that gave rise to this EXXI Ltd proof of claim, and intends to continue to do so.

Lease Commitments.  We have non-cancelable operating leases for office space and other assets that expire through December 31, 2018. In addition, on June 30, 2015, we entered into an agreement to assume the operating lease agreement for the Grand Isle Gathering System from our Predecessor as further described below. As of December 31, 2017, future minimum lease commitments under our operating leases are as follows (in thousands):

Year Ending December 31,	Successor
2018	$36,035
2019	36,509
2020	43,545
2021	49,598
2022	48,575
Thereafter	152,176
Total	$366,438

For the year ended December 31, 2017, rent expense, including rent incurred on short-term leases but excluding the GIGS Lease, (defined below), was approximately $24.1 million. For the six month transition period ended December 31, 2016, rent expense, including rent incurred on short-term leases but excluding the GIGS Lease, was approximately $11.9 million. For the years ended June 30, 2016 and 2015, rent expense, including rent incurred on short-term leases but excluding the GIGS Lease, was approximately $6.0 million and $6.4 million, respectively.

On June 30, 2015, in connection with the closing of the sale of the Grand Isle Gathering System, Energy XXI GIGS Services, LLC, an indirect wholly-owned subsidiary of the Predecessor Company (the “Tenant”), entered into a triple-

net lease (the “GIGS Lease”) with Grand Isle Corridor pursuant to which we will continue to operate the Grand Isle Gathering System. The primary term of the GIGS Lease is 11 years from the closing of the sale, with one renewal option, which will be the lesser of nine years or 75% of the expected remaining useful life of the Grand Isle Gathering System. The operating lease utilizes a minimum rent plus a variable rent structure, which is linked to the oil revenues we realize from the Grand Isle Gathering System above a predetermined oil revenue threshold. During the initial term, we will make fixed minimum monthly rental payments, which vary over the term of the lease. The aggregate annual minimum cash monthly payments for the six month transition period ended December 31, 2016 was approximately $17 million, and such payment amounts average $40.5 million per year over the life of the lease. Under the terms of the GIGS Lease, we retain any revenues generated from transporting third party volumes.

Under the terms of the GIGS Lease, we control the operation, maintenance, management and regulatory compliance associated with the Grand Isle Gathering System, and we are responsible for, among other matters, maintaining the system in good operating condition, paying all utilities, insuring the assets, repairing the system in the event of any casualty loss, paying property and similar taxes associated with the system, and ensuring compliance with all environmental and other regulatory laws, rules and regulations. The GIGS Lease also imposes certain obligations on Grand Isle Corridor, including confidentiality of information and keeping the Grand Isle Gathering System free of certain liens. In addition, we have, under certain circumstances, a right of first refusal during the term of the GIGS Lease and for two years thereafter to match any proposed transfer by Grand Isle Corridor of its interest as lessor under the GIGS Lease or its interest in the Grand Isle Gathering System. On December 30, 2016, the Tenant, the Company and Grand Isle Corridor entered into an Assignment and Assumption Agreement pursuant to which the Tenant assigned to the Company its right, title, interest, and obligations in and to the purchase and sale agreement relating to the GIGS. Additionally, EGC assumed the obligations of EXXI Ltd as guarantor of Tenant’s obligations under the GIGS Lease pursuant to the Assignment and Assumption of Guaranty and Release Agreement, dated December 30, 2016.

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

Letters of Credit and Performance Bonds.  As of December 31, 2017, we had approximately $334.1 million of performance bonds outstanding and $200 million in letters of credit issued to ExxonMobil relating to assets in the Gulf of Mexico.

In April 2015, the Predecessor received letters from the BOEM stating that certain of its subsidiaries no longer qualified for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. Accordingly, as of December 31, 2017, approximately $182.4 million of our performance bonds are lease and/or area bonds issued to the BOEM, to which the BOEM has access to ensure our commitment to comply with the terms and conditions of those leases. As of December 31, 2017, we also maintained approximately $151.7 million in performance bonds issued to predecessor third party assignors including certain state regulatory bodies for wells and facilities pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. As of December 31, 2017, we had $49.8 million in cash collateral provided to surety companies associated with the bonding requirements of the BOEM and third party assignors.

To address the supplemental bonding and other financial assurance concerns expressed to us by the BOEM in April 2015 and thereafter, the Predecessor submitted a long-term financial assurance plan (the “Long-Term Plan”) to the agency. Further, the Predecessor submitted a proposed plan amendment on June 28, 2016 that would revise the executed

Long-Term Plan (the “Proposed Plan Amendment”). We continue to work with the BOEM under the Long-Term Plan and the Proposed Plan Amendment.

Drilling Rig Commitments. As of December 31, 2017, we have $0.6 million committed under a rig contract for recompletions and plugging and abandonment activities with a contract term that ended on January 20, 2018.  Subsequent to December 31, 2017, we committed $14 million under two rig contracts with contract terms ranging between two months and six months.

Other. We maintain restricted escrow funds as required by certain contractual arrangements.  At December 31, 2017, our restricted cash included $25.7 million in cash collateral associated with our bonding requirements, and approximately $6.1 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field that was sold to Whitney Oil & Gas, LLC and Trimont Energy (NOW), LLC on June 30, 2015 and those funds held in trust will be transferred to the buyers of our interests in that field.

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

As a result of fresh start accounting, significant historic deferred tax assets and liabilities were reduced, including the liability for accrued outbound 30% withholding tax on the Intercompany Loans from the Predecessor’s Bermuda parent, as these obligations were extinguished in the Plan and are not obligations of the Successor entities. With the NOL carryover being reduced by the Tax Attribute Reduction Rules, the principal deferred tax assets and liabilities of the Successor after fresh-start accounting relate to our oil and gas properties. The remaining tax bases of our oil and natural gas properties are greater than their respective book carrying values as determined in fresh-start accounting and after reflecting 2017 activity such that we have recorded a deferred tax asset for those properties. These adjustments reflect the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We have recorded a deferred tax asset for the asset retirement obligation (which has no tax basis and will be tax deductible or result in additional tax basis in assets when settled) and other items that exceed the deferred tax liability for oil and natural gas properties. As such, we recorded an after-tax valuation allowance of $168 million at December 31, 2016, which results in no net deferred tax asset or liability appearing on our statement of financial position. This increase in net tax basis reflects the change in estimate from prior filings resulting from recently filed pre-emergence income tax returns for the Predecessor. We recorded this valuation allowance at this date after an evaluation of all available evidence (including our recent history of Predecessor losses) that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. After filing of our initial Form 10-K for the year ended December 31, 2016, tax returns for the Predecessor reflecting the effect of the Tax Attribute Reduction rules were filed resulting in total additional tax basis of $633 million. This amount is made up of an increase in the amount of $663 million related to the change in total CODI excluded (as detailed in the table below), less $30 million related to other changes in estimates of tax attributes resulting from the filings of these tax returns that is unrelated to the Tax Attribute Reduction Rules. These changes were primarily due to: changes in estimate of the amount of the CODI realized and excluded from taxable income and an additional NOL being generated by the Predecessor (including entities not a part of the Successor tax group) that absorbed the CODI exclusion net of other adjustments unrelated to the change in estimate of the CODI exclusion. This change in estimate of the effects of CODI coupled with a decrease in tax return-to-provision adjustment in those tax returns resulted in us increasing our valuation allowance by $224 million (after-tax) in the year ended December 31, 2017. The changes in our tax attributes resulting from the excluded CODI as a result of the tax attribute reduction rules is set out in the following table.

	Successor
		After Return
		to Provision
	As Filed	Adjustment
	(in thousands)
Pre-tax reductions in:
Net operating loss carryovers	$486	$681
Oil and natural gas properties	1,485	915
EPL stock basis	543	304
Other	67	18
CODI excluded requiring attribute reduction	$2,581	$1,918

Tax Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, including as the tax basis in certain assets (net unrealized built-in-losses), against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from the Chapter 11 Cases was considered a change in ownership for purposes of Tax Code Section 382. The limitation under the Tax Code is based on the value of the loss corporation as of the Convenience Date, which reflects value after giving effect to the Plan’s steps. However, this and prior ownership changes and resulting annual limitation will have limited, if any, effect on the Company’s NOLs since all of the NOLs were extinguished by the Tax Attribute Reduction Rules. No cash income taxes were paid during the year ended December 31, 2017, and, based upon current commodity pricing and planned development activity, no cash income taxes have been paid or are expected to be paid or owed for the tax year ending December 31, 2017.

We have estimated our effective income tax rate for the year to be zero, as we are forecasting a pre-tax loss at this time. We do not believe that our net deferred tax assets are realizable in the future on a more-likely-than-not basis at this time.

A post-Emergence Date pre-tax NOL of approximately $339 million resulting from our post-Emergence Date losses represents our only NOL carryforwards. This post-Emergence Date NOL is not subject to limitation in future usage by the ownership changes rules of Tax Code section 382 or the Tax Attribute Reduction Rules resulting from the Plan, but this NOL cannot be carried back to pre-Emergence Date years to create a cash income tax refund.  If, however, the Company were to experience post-Emergence Date changes in stock ownership of greater than 50% within any three-year look back period, this post-Emergence Date NOL would be subject to Tax Code section 382 limitations based upon stock value and other factors at such time.

Predecessor Income Taxes

The Predecessor Company was a Bermuda company and was generally not subject to income tax in Bermuda. It historically operated through its various subsidiaries in the United States, and, accordingly, U.S. income taxes were provided based upon those U.S. operations and U.S. withholding tax on interest owed to its Bermuda parent on intercompany indebtedness. Pursuant to the Restructuring Support Agreement discussed in Note 3– “Chapter 11 Proceedings” the Predecessor filed bankruptcy and dissolution petitions in the United States and Bermuda, respectively, on the Petition Date. These filings generally had no immediate effect on the Predecessor’s income tax year or income tax reporting requirements.

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

During fiscal year 2015, changes in expectations regarding future taxable income, consistent with net losses recorded during the current fiscal year (that are heavily influenced by oil and gas property impairments), caused management to record a net increase in the valuation allowance of $356.8 million resulting in a balance of $379.3 million at June 30, 2015. Due to continuing losses, management recorded an additional valuation allowance of $650 million resulting in a balance of $1,029.3 million at June 30, 2016. This increase to the valuation allowance against net deferred tax assets due to management’s judgment that the existing U.S. federal NOL carryforwards are not, on a more-likely-than-not basis, likely recoverable in future years.

Our (loss) income before income taxes attributable to U.S. and non-U.S. operations are as follows (in thousands):

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015

U.S. (loss) income	$(341,010)	$(406,275)	$2,650,611	$(1,913,626)	$(3,050,659)
Non-U.S. (loss) income	—	—	—	(5,120)	3,471
(Loss) income before income taxes	$(341,010)	$(406,275)	$2,650,611	$(1,918,746)	$(3,047,188)

The components of our income tax benefit are as follows (in thousands):

	Successor		Predecessor
	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015
Current
U.S.	$—	$—	$—	$—	$933
Non U.S.	—	—	—	—	—
State	—	—	—	(87)	99
Total current	—	—	—	(87)	1,032
Deferred
U.S.	—	—	—	—	(564,569)
State	—	—	—	—	(49,813)
Total deferred	—	—	—	—	(614,382)
Total income tax benefit	$—	$—	$—	$(87)	$(613,350)

The following is a reconciliation of statutory income tax expense to our income tax benefit (in thousands):

	Successor		Predecessor

	Year Ended	On	Six Months Ended
	December 31,	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2016	2015

(Loss) income before income taxes	$(341,010)	$(406,275)	$2,650,611	$(1,918,746)	$(3,047,188)
Statutory rate	35%	35%	35%	35%	35%
Income tax (benefit) expense computed at statutory rate	(119,354)	(142,196)	927,714	(671,561)	(1,066,516)
Reconciling items
Federal withholding obligation	—	—	—	8,161	10,331
Nontaxable foreign income	—	—	—	1,791	91
Change in valuation allowance	138,561	142,196	(1,029,335)	650,011	356,798
State income taxes (benefit), net of federal tax benefit	—	—	—	(87)	(32,314)
Non-deductible transaction and restructuring costs	894	—	36,874	—	440
Return to provision adjustments	(224,339)	—	—	—	—
Tax Cuts and Jobs Act of 2017	204,137	—	—	—	—
Tax basis in shortfall on partnership dissolution	—	—	—	6,501	—
Fresh start adjustments to deferred tax balances:
Asset retirement obligation	—	—	190,715	—	—
Net operating loss	—	—	163,027	—	—
Accrued interest expense	—	—	115,560	—	—
Oil and natural gas properties and other property and equipment	—	—	611,834	—	—
Deferred state income taxes	—	—	54,793	—	—
Withholding taxes	—	—	(81,635)	—	—
Cancellation of stockholders deficit	—	—	(290,665)	—	—
Cancellation of indebtedness income	—	—	(702,972)	—	—
Other fresh start deferred income taxes, net	—	—	3,284	—	—
Goodwill impairment	—	—	—	—	115,253
Other – Net	101	—	806	5,097	2,567
Income tax benefit	$—	$—	$—	$(87)	$(613,350)

For the year ended December 31, 2017, we recorded no income tax expense or benefit. We incurred an additional net operating loss during this period that was reduced by non-deductible restructuring costs, consistent with prior periods. We additionally recognized the return to provision adjustment in CODI from the six-month period ended December 31, 2016 due to the filing of both the year ended June 30, 2016 tax return and the six-month period ended December 30, 2016 tax return. This has no effect on earnings but caused an upward adjustment on our valuation allowance. The most significant difference in the effective tax rate for the Predecessor’s year ended June 30, 2016 that differs from prior year’s activity (apart from changes in the valuation allowance) relates to the non-deductibility of certain bankruptcy restructuring related expenses.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred taxes are detailed in the table below (in thousands):

	Successor
	December 31,
	2017	2016
Deferred tax assets – non current
Oil, natural gas properties and other property and equipment	$66,297	$—
Asset retirement obligation	139,619	257,988
Tax loss carryforwards on U.S. operations	71,268	—
Employee benefit plans	1,698	—
Tax partnership activity	676	—
Derivative instruments and other	6,839	—
Other	19,809	11,120
Total deferred tax assets – non current	306,206	269,108

Deferred tax liabilities
Oil, natural gas properties and other property and equipment	—	(101,463)
Total deferred tax liabilities – non current	—	(101,463)

Valuation allowance	(306,206)	(167,645)

Net deferred tax	$—	$—

At December 31, 2017, current year activity resulted in an NOL carryover of $339 million, which will expire in 2037 if unused.  At December 30, 2016, immediately prior to the Emergence Date, the Predecessor had US federal NOL carryforwards of approximately $681 million which were completely eliminated by the Tax Attribution Reduction Rules.  We do not have significant state NOL carryforwards from pre-Emergence Date years.

Recognizing the late enactment of the Tax Cuts and Jobs Act of 2017 and complexity of accurately accounting for its impact, the SEC in SAB 118 provided guidance that allows registrants to provide a reasonable estimate of the impact of the Tax Cuts and Jobs Act of 2017 in their financial statements and adjust the reported impact in a measurement period not to exceed one year.  While we believe we have recorded the predominate effects of the Tax Cuts and Jobs Act of 2017 in provisional accounting the fourth quarter of 2017 (related to the corporate tax rate decrease from 35% to 21%), we continue to assess the impact of the Tax Cuts and Jobs Act of 2017 on our business in order to complete our analysis.  Any adjustment to the provisional amounts recorded during the year ended December 31, 2017 will be reported in the reporting period in which any such adjustments are determined in the period in which the adjustments are made.

Neither the Predecessor nor the Successor has recorded reserves for uncertain tax positions.

The Predecessor filed initial tax returns for the tax year ended June 30, 2006 as well as the returns for the tax years ended June 30, 2007 through 2015. The statute of limitations for examination of NOLs and other similar attribute carryforwards does not begin to run until the year the attribute is utilized. In some instances, state statutes of limitations are longer than those under U.S. federal tax law. On January 12, 2015, the U.S. Internal Revenue Service formally notified management that they had completed their examination of the U.S. federal income tax return for the year ended June 30, 2013, and that no changes were proposed to the tax reported (zero) or any tax attribute carried forward.

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

Chevron USA (“Chevron”), Shell Trading Company (“Shell”), Plains Marketing, LP (“Plains”) and Trafigura Trading, LLC (“Trafigura”) accounted for approximately 26%, 25%, 18% and 12%, respectively, of our total oil and natural gas revenues during year ended December 31, 2017. Trafigura, Chevron and Shell accounted for approximately 27%, 26%, and 26%, respectively, of our total oil and natural gas revenues during the six months ended December 31, 2016. Trafigura accounted for approximately 22% of our total oil and natural gas revenues during the year ended June 30, 2016. Chevron accounted for approximately 22% and 24% of our total oil and natural gas revenues during the years ended June 30, 2016 and 2015, respectively. Shell accounted for approximately 21% and 29% of our total oil and natural gas revenues during the years ended June 30, 2016 and 2015, respectively. ExxonMobil Corporation (“ExxonMobil”) accounted for approximately 26% of our total oil and natural gas revenues during the year ended June 30, 2015. We also sell our production to a number of other customers, and we believe that those customers, along with other purchasers of oil and natural gas, would purchase all or substantially all of our production in the event that Trafigura, Chevron or Shell curtailed their purchases.

Accounts Receivable.  Substantially all of our accounts receivable result from oil and natural gas sales and joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Derivative Instruments.  Derivative instruments also expose us to credit risk in the event of nonperformance by counterparties. Generally, these contracts are with major investment grade financial institutions and other substantive counterparties who are also a part of our bank lending group. We monitor the creditworthiness of our hedge counterparties and during the year ended December 31, 2017, we did not have any event of nonperformance by our counterparties.  At December 31, 2016 and June 30, 2016, we had no derivative instruments outstanding.

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

For cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and certain notes payable, the carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. The carrying value of the Exit Facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

Upon adoption of fresh start accounting, the non-recurring fair value adjustment related to our property and equipment, asset retirement obligation and common stock warrants was $1,007.4 million, $185.6 million and $8.1 million, respectively using Level 3 inputs within the fair value hierarchy. See Note 4 – “Fresh Start Accounting.”

Our commodity derivative instruments historically consisted of financially settled crude oil and natural gas puts, swaps, put spreads, zero-cost collars and three way collars. We estimated the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is based on published London Interbank offered rates. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 11 – “Derivative Financial Instruments.”

The fair value of our restricted stock units equals the market value of the underlying common stock on the date of grant. For our stock options, we utilize the Black-Scholes-Merton model to determine fair value, which incorporates various assumptions listed here to value the stock option awards. The dividend yield on our common stock was zero. The expected volatility is based on comparable companies’ asset volatilities. The risk-free interest rate is the related United States Treasury yield curve for periods within the expected term of the option at the time of grant. The results of the Monte Carlo simulation model are used for Predecessor’s TSR Performance-Based Units. The Monte Carlo simulation model uses inputs relating to stock price, unit value expected volatility and expected rate of return. A change in any input can have a significant effect on the valuation of the TSR Performance-Based Units.

During the year ended December 31, 2017, six months ended December 31, 2016 and the year ended June 30, 2016, we did not have any transfers from or to Level 3. The following table presents the fair value of our Level 2 financial instruments (in thousands):

	Successor
	Level 2
	As of	As of
	December 31,	December 31,
	2017	2016
Assets:
Oil and natural gas derivatives	$—	$—

Liabilities:
Oil and natural gas derivatives	$32,567	$—

The following table sets forth the carrying values and estimated fair values of our long-term debt instruments which are classified as Level 2 financial instruments (in thousands):

	Successor
	December 31,
	2017		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Exit Facility	$73,996	$73,996	$73,996	$73,996
Total	$73,996	$73,996	$73,996	$73,996

(1)

In accordance with the Plan, on the Emergence Date, all outstanding obligations under these notes and the related collateral agreements and registration rights, as applicable, were cancelled and the indentures governing such obligations were cancelled.

The following table sets forth our Level 3 financial instruments (in thousands):

	Predecessor
	Six Months Ended	Year Ended	Year Ended
	December 31,	June 30,	June 30,
	2016	2016	2015
Liabilities:
Performance-based performance units
Balance at beginning of period	$—	$33	$6,910
Vested	—	(775)	—
Grants charged to general and administrative expense	—	760	(6,877)
Balance at end of period	$—	$18	$33

Note 21 — Prepayments and Accrued Liabilities

Prepayments and accrued liabilities consist of the following (in thousands):

	Successor
	December 31,
	2017	2016

Prepaid expenses and other current assets
Advances to joint interest partners	$1,381	$650
Insurance	5,949	9,600
Inventory	394	470
Royalty deposit	1,021	1,273
Other	12,857	5,987
Total prepaid expenses and other current assets	$21,602	$17,980

Accrued liabilities
Advances from joint interest partners	81	374
Employee benefits and payroll	6,791	4,491
Interest payable	185	233
Accrued hedge payable	2,491	—
Undistributed oil and gas proceeds	20,079	22,715
Severance taxes payable	558	628
Escrowed reorganization expenses	—	25,987
Other	15,309	1,247
Total accrued liabilities	$45,494	$55,675

Note 22 — Comparative Period Information

The following tables present certain transition and comparative period financial information for the six-month period ended December 31, 2016 and 2015, respectively.  We made adjustments to correct immaterial misstatements for the six months ended December 31, 2016. For a detailed explanation of these adjustments, see Note 2 — “Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements.”

	Predecessor
	Six Months Ended December 31,
	2016(1)	2015(2)
		(Unaudited)
	(In thousands)
Total Revenues	$296,686	$442,438
Operating loss	(70,534)	(2,431,348)
Income (loss) before income taxes	2,650,611	(1,883,924)
Income tax expense (benefit)	—	51
Net Income (loss)	$2,650,611	$(1,883,975)
Preferred stock dividends	—	5,664
Net Income (Loss) Attributable to Common Stockholders	$2,650,611	$(1,889,639)
Earnings (Loss) per Share
Basic	$26.95	$(19.91)
Diluted	$25.30	$(19.91)
Weighted Average Number of Common Shares Outstanding
Basic	98,337	94,926
Diluted	104,787	94,926

	Predecessor
	Six Months Ended December 31,
	2016(1)	2015(2)
		(Unaudited)
	(In thousands)
Net cash used in operating activities	$(17,473)	$(89,924)
Net cash provided by (used in) investing activities	11,706	(82,872)
Net cash used in financing activities	(32,123)	(258,162)
Net decrease in cash and cash equivalents	$(37,890)	$(430,958)

(1)     Included in Operating income (loss) is impairment of oil and natural gas properties of $86.8 million and also included in Net income (loss) are reorganization items being gain on settlement of liabilities subject to compromise of $1.983.9 million, fair value adjustment of $840.3 and reorganization expenses of $90.6 million.

(2)     Included in Operating income (loss) is impairment of oil and natural gas properties of $2,330.5 million and also included in Net income (loss) is gain on early extinguishment of debt of $748.6 million.

Note 23 — Selected Quarterly Financial Data – Unaudited

Unaudited quarterly financial data are as follows (in thousands, except per share amounts):

	Successor
	Quarter Ended
	December 31, (2)	September 30,	June 30,	March 31, (3)
	2017	2017	2017	2017

Revenues	$93,838	$115,701	$144,019	$158,086
Operating loss	(211,462)	(31,556)	(22,675)	(60,735)
Net loss	$(215,069)	$(35,157)	$(26,237)	$(64,547)

Net loss per share (1)
Basic and Diluted	$(6.47)	$(1.06)	$(0.79)	$(1.94)

(1)

The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income (loss) for that quarter and the weighted average number of shares outstanding during that quarter.

(2)	Included in Operating loss is impairment of oil and natural gas properties of $145.1 million.
(3)	Included in Operating loss is impairment of oil and natural gas properties of $40.8 million.

We made adjustments to correct immaterial misstatements within our previously reported quarterly financial statements.  These immaterial misstatements affected certain line items within the cash flow from operations section and did not change the total amount of previously reported cash flows. For a detailed explanation of these adjustments, please see Note 2 “—Revision of Prior Period Financial Statements, Summary of Significant Accounting Policies and Recent Accounting Pronouncements.”

	Predecessor
	Quarter Ended
	December 31, (7)	September 30, (6)	June 30, (2)	March 31, (3)	December 31, (4)	September 30, (5)
	2016	2016	2016	2016	2015	2015

Revenues	$153,723	$142,963	$148,395	$116,285	$184,615	$257,823
Operating income (loss)	12,795	(83,329)	(168,119)	(417,866)	(1,513,148)	(918,200)
Net income (loss)	$2,771,349	$(120,738)	$(195,460)	$160,776	$(1,310,583)	$(573,392)
Preferred stock dividends	—	—	(2,848)	2,378	2,810	2,854
Net income (loss) attributable to common stockholders	$2,771,349	$(120,738)	$(192,612)	$158,398	$(1,313,393)	$(576,246)

Net income (loss) per share attributable to common stockholders (1)
Basic	$28.04	$(1.23)	$(1.97)	$1.65	$(13.81)	$(6.08)
Diluted	26.45	(1.23)	(1.97)	1.55	(13.81)	(6.08)

(1)

The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share because each quarterly calculation is based on the income for that quarter and the weighted average number of shares outstanding during that quarter.

(2)	Included in Operating loss is impairment of oil and natural gas properties of $143.1 million.
(3)	Included in Operating loss is impairment of oil and natural gas properties of $340.5 million and also included in Net loss is gain on early extinguishment of debt of $777.0 million.
(4)	Included in Operating loss is impairment of oil and natural gas properties of $1,425.8 million and also included in Net loss is gain on early extinguishment of debt of $290.3 million.

(5)	Included in Operating loss is impairment of oil and natural gas properties of $904.7 million and also included in Net loss is gain on early extinguishment of debt of $458.3 million.
(6)	Included in Operating loss is impairment of oil and natural gas properties of $77.6 million and also included in Net loss is reorganization expenses of $32.6 million.
(7)	Included in Net income are gain on settlement of liabilities subject to compromise of $1,983.9 million, fair value adjustment gain of $840.3 million and reorganization expenses of $58.0 million.

The effect of these adjustments in our consolidated quarterly income statements was as follows:

	Successor			Successor
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As reported	Adjustments	As Revised	As reported	Adjustments	As Revised
Revenues
Oil sales	$114,991	$(1,294)	$113,697	$366,792	$(818)	$365,974
Natural gas liquids sales	2,209	—	2,209	6,806	—	6,806
Natural gas sales	12,261	—	12,261	44,382	—	44,382
Gain on derivative financial instruments	(12,466)	—	(12,466)	644	—	644
Total Revenues	116,995	(1,294)	115,701	418,624	(818)	417,806
Costs and Expenses
Lease operating	77,822	—	77,822	238,315	429	238,744
Production taxes	471	—	471	1,192	—	1,192
Gathering and transportation	(2,441)	—	(2,441)	11,459	—	11,459
Pipeline facility fee	10,495	—	10,495	31,483	—	31,483
Depreciation, depletion and amortization	36,066	65	36,131	116,733	(21)	116,712
Accretion of asset retirement obligations	9,892	(139)	9,753	32,339	479	32,818
Impairment of oil and natural gas properties	(2,357)	2,357	—	40,849	(75)	40,774
General and administrative expense	15,026	—	15,026	57,346	—	57,346
Reorganization items	—	—	—	(1,529)	3,773	2,244
Total Costs and Expenses	144,974	2,283	147,257	528,187	4,585	532,772
Operating Loss	(27,979)	(3,577)	(31,556)	(109,563)	(5,403)	(114,966)

Other Income (Expense)
Other income, net	52	—	52	154	—	154
Interest expense	(3,653)	—	(3,653)	(11,129)	—	(11,129)
Total Other Expense , net	(3,601)	—	(3,601)	(10,975)	—	(10,975)
Loss Before Income Taxes	(31,580)	(3,577)	(35,157)	(120,538)	(5,403)	(125,941)
Income Tax Expense	—	—	—	—	—	—
Net Loss	$(31,580)	$(3,577)	$(35,157)	$(120,538)	$(5,403)	$(125,941)

Loss per Share
Basic and Diluted	$(0.95)	$(0.11)	$(1.06)	$(3.63)	$(0.16)	$(3.79)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,241	33,241	33,241	33,236	33,236	33,236

	Successor			Successor
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As reported	Adjustments	As Revised	As reported	Adjustments	As Revised
Revenues
Oil sales	$118,180	$304	$118,484	$251,801	$476	$252,277
Natural gas liquids sales	2,370	—	2,370	4,597	—	4,597
Natural gas sales	13,753	—	13,753	32,121	—	32,121
Gain on derivative financial instruments	9,412	—	9,412	13,110	—	13,110
Total Revenues	143,715	304	144,019	301,629	476	302,105
Costs and Expenses
Lease operating	85,336	(1,681)	83,655	160,493	429	160,922
Production taxes	482	—	482	721	—	721
Gathering and transportation	2,678	—	2,678	13,900	—	13,900
Pipeline facility fee	10,494	—	10,494	20,988	—	20,988
Depreciation, depletion and amortization	38,661	24	38,685	80,667	(86)	80,581
Accretion of asset retirement obligations	10,050	(66)	9,984	22,447	618	23,065
Impairment of oil and natural gas properties	(848)	848	—	43,206	(2,432)	40,774
General and administrative expense	20,716	—	20,716	42,320	—	42,320
Reorganization items	(3,773)	3,773	—	(1,529)	3,773	2,244
Total Costs and Expenses	163,796	2,898	166,694	383,213	2,302	385,515
Operating Loss	(20,081)	(2,594)	(22,675)	(81,584)	(1,826)	(83,410)

Other Income (Expense)
Other income, net	80	—	80	102	—	102
Interest expense	(3,642)	—	(3,642)	(7,476)	—	(7,476)
Total Other Expense , net	(3,562)	—	(3,562)	(7,374)	—	(7,374)
Loss Before Income Taxes	(23,643)	(2,594)	(26,237)	(88,958)	(1,826)	(90,784)
Income Tax Expense	—	—	—	—	—	—
Net Loss	$(23,643)	$(2,594)	$(26,237)	$(88,958)	$(1,826)	$(90,784)

Loss per Share
Basic and Diluted	$(0.71)	$(0.08)	$(0.79)	$(2.68)	$(0.05)	$(2.73)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,237	33,237	33,237	33,234	33,234	33,234

	Successor
	Three Months Ended March 31, 2017
	As reported	Adjustments	As Revised
Revenues
Oil sales	$133,621	$172	$133,793
Natural gas liquids sales	2,227	—	2,227
Natural gas sales	18,368	—	18,368
Gain on derivative financial instruments	3,698	—	3,698
Total Revenues	157,914	172	158,086
Costs and Expenses
Lease operating	75,157	2,110	77,267
Production taxes	239	—	239
Gathering and transportation	11,222	—	11,222
Pipeline facility fee	10,494	—	10,494
Depreciation, depletion and amortization	42,006	(110)	41,896
Accretion of asset retirement obligations	12,397	684	13,081
Impairment of oil and natural gas properties	44,054	(3,280)	40,774
General and administrative expense	23,848	—	23,848
Total Costs and Expenses	219,417	(596)	218,821
Operating Loss	(61,503)	768	(60,735)

Other Income (Expense)
Other income, net	22	—	22
Interest expense	(3,834)	—	(3,834)
Total Other Expense , net	(3,812)	—	(3,812)
Loss Before Income Taxes	(65,315)	768	(64,547)
Income Tax Expense	—	—	—
Net Loss	$(65,315)	$768	$(64,547)

Loss per Share
Basic and Diluted	$(1.97)	$0.02	$(1.94)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,228	33,228	33,228

	Predecessor
	Three Months Ended December 31, 2016
	As reported	Adjustments	As Revised

Revenues	$153,065	$658	$153,723
Operating income	11,708	1,087	12,795
Net income	$2,785,049	(13,700)	$2,771,349

Income per Share
Basic	$28.17	$(0.14)	$28.04
Diluted	$26.58	$(0.13)	$26.45

Weighted Average Number of Common Shares Outstanding
Basic	98,850	98,850	98,850
Diluted	104,787	104,787	104,787

	Predecessor
	Three Months Ended September 30, 2016
	As reported	Adjustments	As Revised
Revenues
Oil sales	$122,732	$352	$123,084
Natural gas liquids sales	2,144	—	2,144
Natural gas sales	17,735	—	17,735
Gain on derivative financial instruments	—	—	—
Total Revenues	142,611	352	142,963
Costs and Expenses
Lease operating	65,170	—	65,170
Production taxes	214	—	214
Gathering and transportation	7,534	—	7,534
Pipeline facility fee	10,165	—	10,165
Depreciation, depletion and amortization	31,573	(432)	31,141
Accretion of asset retirement obligations	19,437	(362)	19,075
Impairment of oil and natural gas properties	86,820	(9,262)	77,558
General and administrative expense	15,435	—	15,435
Total Costs and Expenses	236,348	(10,056)	226,292
Operating Loss	(93,737)	10,408	(83,329)

Other Income (Expense)
Other income, net	62	—	62
Interest expense	(4,838)	—	(4,838)
Total Other Expense , net	(4,776)	—	(4,776)
Loss Before Reorganization Items and Income Taxes	(98,513)	10,408	(88,105)
Reorganization items	(32,633)	—	(32,633)
Loss Before Income Taxes	(131,146)	10,408	(120,738)
Income Tax Expense	—	—	—
Net Loss	$(131,146)	$10,408	$(120,738)

Loss per Share
Basic and Diluted	$(1.34)	$0.11	$(1.23)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	97,824	97,824	97,824

Note 24 – Supplementary Oil and Gas Information – Unaudited

The supplementary data presented reflects information for all of our oil and natural gas producing activities. Costs incurred for oil and natural gas property acquisition, exploration and development activities are as follows (in thousands):

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015
Property acquisitions
Proved	$96	$1,500	$26,400	$—
Unevaluated	—	—	—	2,304
Exploration costs	669	—	1,400	38,183
Development costs	62,283	22,300	57,400	608,605

Oil and natural gas property costs excluded from the amortization base represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. We also allocate a portion of our acquisition costs to unevaluated properties based on fair value. Costs associated with unevaluated properties, all of which were recorded as part of fresh start accounting, are transferred to evaluated properties either (i) ratably over a period of the related field’s life, or (ii) upon determination as to whether there are any proved reserves related to the unevaluated properties or the costs are impaired or capital costs associated with the development of these properties will not be available. As of December 31, 2017, we have 22 MMBOE in proved undeveloped reserves. Future development costs associated with our proved undeveloped reserves at December 31, 2017 totaled approximately $356.1 million.

Estimated Net Quantities of Oil and Natural Gas Reserves

As of December 31, 2017 the estimates of the net proved oil and natural gas reserves of our oil and natural gas properties located entirely within the U.S. are based on evaluations prepared by NSAI. From June 30, 2013 through June 30, 2016, the Company utilized third-party engineers to audit its internal calculations of reserves and as of December 31, 2016, the reserve quantities were estimated and compiled by its internal reservoir engineers. The Company did not have a fully-engineered third-party report prepared since 2012.  Under the terms of its First Lien Exit Credit Agreement executed in 2016, a third party engineer report was required annually, with the first report due by May 31, 2017. As a result, we had a fully-engineered report prepared by NSAI as of March 31, 2017 and the Company plans to have any future annual reserve reports fully-engineered by a third-party engineering firm. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, reserve estimates are expected to change as additional performance data becomes available.

Estimated quantities of proved domestic oil and natural gas reserves and changes in quantities of proved developed and undeveloped reserves in thousands of barrels (“MBbls”) and millions of cubic feet (“MMcf”) for each of the periods indicated were as follows:

		Natural Gas
	Oil	Liquids	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBOE)
Proved reserves at June 30, 2014 (Predecessor)	175,816	9,573	364,856	246,198
Production	(14,272)	(987)	(37,472)	(21,504)
Extensions, discoveries and other additions	10,056	517	40,330	17,295
Revisions of previous estimates	(32,115)	(1,615)	(75,617)	(46,333)
Sales of reserves	(9,889)	(12)	(13,554)	(12,160)
Proved reserves at June 30, 2015 (Predecessor)	129,596	7,476	278,543	183,496
Production	(12,624)	(923)	(33,973)	(19,209)
Extensions, discoveries and other additions	1,370	46	1,729	1,704
Revisions of previous estimates	(61,347)	(3,237)	(158,681)	(91,031)
Purchases of reserves	5,145	871	33,529	11,604
Proved reserves at June 30, 2016 (Predecessor)	62,140	4,233	121,147	86,564
Production	(5,482)	(167)	(13,485)	(7,897)
Extensions, discoveries and other additions	31,846	375	27,788	36,852
Revisions of previous estimates	6,746	(1,293)	5,788	6,418
Proved reserves at December 31, 2016 (Successor)	95,250	3,148	141,238	121,937
Production	(9,324)	(288)	(17,282)	(12,493)
Extensions, discoveries and other additions	5,691	217	7,030	7,082
Revisions of previous estimates	(17,261)	(1,397)	(58,001)	(28,327)
Proved reserves at December 31, 2017 (Successor)	74,356	1,680	72,985	88,199

Proved developed reserves
June 30, 2014 (Predecessor)	106,900	5,889	222,916	149,942
June 30, 2015 (Predecessor)	88,607	5,406	187,993	125,345
June 30, 2016 (Predecessor)	62,140	4,233	121,147	86,564
December 31, 2016 (Successor)	63,728	2,777	113,603	85,439
December 31, 2017 (Successor)	55,005	1,335	58,918	66,160

Proved undeveloped reserves
June 30, 2014 (Predecessor)	68,916	3,684	141,940	96,256
June 30, 2015 (Predecessor)	40,989	2,070	90,550	58,151
June 30, 2016 (Predecessor)	—	—	—	—
December 31, 2016 (Successor)	31,522	371	27,635	36,498
December 31, 2017 (Successor)	19,351	345	14,067	22,039

Our proved reserves decreased by 33.7 MMBOE or by approximately 28% from 121.9 MMBOE at December 31, 2016 to 88.2 MMBOE as of December 31, 2017. The decrease was primarily due to:

•

17.4 MMBOE of negative revisions of proved undeveloped reserves.  These reserves were written off primarily due to updated technical assessments of undeveloped reserves and, due to delayed drilling activity during 2017 and changes to the Company’s drilling schedule, the SEC’s requirement that undeveloped reserves be developed within five years of the initial booking.

•	12.5 MMBOE of production during the period.
•	10.7 MMBOE of reserves that became uneconomic due to increased estimates of lease operating expenses.

•

9.6 MMBOE of negative revisions of proved developed non-producing reserves.  Of these negative revisions, 4.2 MMBOE were primarily due to the revised drilling schedule truncating proved economic field lives and 5.2 MMBOE were due to updated technical assessments.

These were offset by:

•	7.1 MMBOE of new reserves that were added after technical reviews of the assets.
•	Upward revisions of 7.0 MMBOE of reserves due to increased product prices and improved field economics.
•	Upward revisions of 3.3 MMBOE of proved developed producing reserves due to performance.

As of December 31, 2017, we have 22 MMBOE in proved undeveloped reserves. Future development costs associated with our proved undeveloped reserves at December 31, 2017 totaled approximately $356.1 million. As scheduled in our long range plan, all of our proved undeveloped locations are expected to be developed within five years from the time they are first recognized as proved undeveloped locations in our reserve report.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows as of December 31, 2017 were computed using the following prices: the average oil price prior to quality, transportation fees, and regional price differentials was $47.79 per barrel of oil (calculated using the unweighted average first-day-of-the-month West Texas Intermediate posted prices during the 12‑month period ending on December 31, 2017). The report forecasts crude oil and NGL production separately. The average realized adjusted product prices weighted by production over the remaining lives of the properties, used to determine future net revenues were $50.99 per barrel of oil and $26.79 per barrel of NGLs, after adjusting for quality, transportation fees, and regional price differentials.

For natural gas, the average Henry Hub price used was $2.98 per MMBtu, prior to adjustments for energy content, transportation fees, and regional price differentials (calculated using the unweighted average first-day-of-the-month Henry Hub spot price). The average adjusted realized natural gas price, weighted by production over the remaining lives of the properties used to determine future net revenues, was $2.85 per Mcf after adjusting for energy content, transportation fees, and regional price differentials.

The standardized measure of discounted future net cash flows related to our proved oil and natural gas reserves follows (in thousands):

	Successor	Predecessor
	As of	As of	As of
	December 31,	December 31,	June 30,
	2017	2016	2016	2015

Future cash inflows	$4,044,208	$4,344,985	$2,966,317	$10,641,151
Less related future
Production costs	2,714,819	2,648,363	2,223,645	4,131,526
Development and abandonment costs	1,425,847	1,571,271	1,033,717	1,970,526
Income taxes	—	—	—	168,655
Future net cash flows	(96,458)	125,351	(291,045)	4,370,444
Less: Ten percent annual discount for estimated timing of cash flows	(111,594)	(23,494)	(349,398)	1,613,034
Standardized measure of discounted future net cash flows (Predecessor)			$58,353	$2,757,410

Standardized measure of discounted future net cash flows (Successor)	$15,136	$148,845

The increase in our proved reserves had a significant impact on our estimated standardized measure values of the proved reserves which increased from approximately $58.4 million as of June 30, 2016 to approximately $148.8 million as of December 31, 2016, mainly due to the following:

•	The booking of 36.5 MMBOE of proved undeveloped reserves from contingent resource category, and
•

The increase in proved developed reserves value resulting from greater economic field life due to the booking of proved undeveloped reserves and the delay of significant abandonment costs for all fields.

The discounted PV‑10 of the properties as of December 31, 2017, December 31, 2016 and June 30, 2016 are higher than the undiscounted value due to the projected significant plugging and abandonment activity at the end of the life of the properties that are heavily discounted.

Changes in Standardized Measure of Discounted Future Net Cash Flows

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves follows (in thousands):

	Successor	Predecessor
	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2017	2016	2016	2015

Beginning of period (Predecessor)	$148,845	$58,353	$2,757,410	$5,947,525
Revisions of previous estimates
Changes in prices and costs	252,357	(104,993)	(3,287,459)	(2,959,883)
Changes in quantities	(198,211)	53,585	(214,631)	(2,390,099)
Additions to proved reserves resulting from extensions, discoveries,
other additions and improved recovery, less related costs	8,908	325,892	26,911	201,234
Purchases (sales) of reserves in place	—	—	212,961	(244,507)
Accretion of discount	14,885	(893)	215,297	760,175
Sales, net of production and gathering and transportation costs	(224,976)	(131,947)	(212,581)	(676,949)
Net change in income taxes	—	—	77,025	1,576,954
Changes in rate of production and other	(22,862)	(2,704)	4,189	(191,668)
Development costs incurred	3,878	11,283	10,493	237,173
Changes in estimated future development and abandonment costs	32,312	(59,731)	468,738	497,455
Net change	(133,709)	90,492	(2,699,057)	(3,190,115)

End of period (Predecessor)			$58,353	$2,757,410

End of period (Successor)	$15,136	$148,845

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in our Current Report on Form 8-K filed on March 9, 2017, on March 7, 2017, the Audit Committee of the Board approved the dismissal of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, subject to the completion by Ernst & Young LLP (“Ernst & Young”) of their client acceptance procedures. These procedures were completed on March 9, 2017 (the “Dismissal Date”).  On the Dismissal Date, the Company notified BDO of its dismissal, effective immediately on the Dismissal Date.  In addition, our stockholders approved and ratified the appointment of Ernst & Young at the Company’s 2017 Annual Meeting on May 10, 2017.

The reports of BDO on the financial statements of the Company and the Predecessor Company for the transition period ended December 31, 2016 and for the fiscal years ended June 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that (i) the report for the fiscal year ended June 30, 2016 included an explanatory paragraph that described conditions that raised substantial doubt about the Company’s ability to continue as a going concern as described in Notes 1 and 3 to the financial statements and (ii) the audit report of BDO on the effectiveness of our internal control over financial reporting as of June 30, 2015 contained an adverse opinion on our internal control over financial reporting due to material weaknesses involving internal controls and procedures described below.

 In connection with its audits of the six-month transition period ended December 31, 2016 and the fiscal years ended June 30, 2016 and 2015 and reviews of the Company’s financial statements for any subsequent interim period preceding the Dismissal Date, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused them to make reference thereto in their reports on the financial statements, and no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K, except that in its 2015 report BDO advised that internal controls necessary for the registrant to develop reliable financial statements did not exist as a result of material weaknesses involving internal controls and procedures related to the following:

(i)

management failed to design and maintain controls over the documentation of hedge designations to provide reasonable assurance that derivative contracts would be properly recorded and disclosed in the consolidated financial statements; and

(ii)

the Company’s Chief Executive Officer failed to disclose certain potential conflicts of interests which, given his leadership position and the visibility and importance of his actions to the Company’s overall system of controls, is considered a material weakness in the Company’s control environment.

The Company requested BDO furnish a letter addressed to the Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not BDO agrees with the above statements, which letter we filed as Exhibit 16.1 to our Current Report on Form 8‑K  filed on March 9, 2017.

The Audit Committee of the Company recommended and approved the engagement of Ernst & Young as the successor independent registered public accounting firm, effective upon the Dismissal Date. At no time during the Company’s six-month transition period ended December 31, 2016, the Company’s fiscal years ended June 30, 2016 and June 30, 2015 or during any subsequent interim period through the Dismissal Date, did the Company consult with Ernst & Young regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) and related instructions of Regulation S-K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer, (who serve as our principal executive officer and principal financial officer, respectively) participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

As described in Management’s Report on Internal Control over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data,” we identified a material weakness in the design of our internal controls over the subsequent accounting for the effects of certain legacy purchase and sale contracts on our recorded asset retirement obligations. Based upon that evaluation, the Company’s principal executive officer and principal financial officer determined the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

Notwithstanding the existence of the material weakness, and based on a number of factors including an internal review that identified the need for a revision of our previously issued financial statements and efforts to remediate the material weakness in internal control over financial reporting, we believe that the Consolidated Financial Statements in this 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K on page 83 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address this material weakness. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In this regard, our initiatives include:

•	Expanding the asset retirement obligation account reconciliation process control to require all asset retirement obligation related activities are included in one comprehensive analysis;
•	Training of accounting and financial reporting personnel as to the importance of understanding the location of all recorded asset retirement obligations within the general ledger, and
•	Enhancing communication and sharing of data among the accounting, land, operations and legal departments to timely identify changes in asset retirement obligations due to purchase and sale agreements.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics, which covers a wide range of business practices and procedures.  The Code of Business Conduct and Ethics also represents the code of ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer or controller and persons performing similar functions (“senior financial officers”).  A copy of the Code of Business Conduct and Ethics is available on our website www.energyxxi.com under “Management Team – Corporate Governance.”  We intend to disclose any amendments to or waivers of the Code of Business Conduct and Ethics on behalf of our senior financial officers on our website www.energyxxi.com under “Investor Relations” and “Corporate Governance” promptly following the date of the amendment or waiver.

Pursuant to general instruction G to Form 10-K, the remaining information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K

Item 14.  Principal Accountant Fees and Services

Pursuant to general instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this Form 10-K.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10‑K or incorporated by reference:
(1) Financial Statements

Page

Management’s Report on Internal Control over Financial Reporting	83
Report of Independent Registered Public Accounting Firm	85
Report of Independent Registered Public Accounting Firm	88
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2017 (Successor) and December 31, 2016 (Successor)	89
Consolidated Statements of Operations for the year ended December 31, 2017 Successor, on December 31, 2016 Successor, for the Six Month Transition Period Ended December 31, 2016 Predecessor and the Years Ended June 30, 2016 and 2015 Predecessor	90
Consolidated Statements of Stockholders’ Equity Deficit for the year ended December 31, 2017 Successor, on December 31, 2016 Successor, for the Six Month Transition Period Ended December 31, 2016 Predecessor and the Years Ended June 30, 2016 and 2015 Predecessor	91
Consolidated Statements of Cash Flows for the year ended December 31, 2017 Successor, on December 31, 2016 Successor, for the Six Month Transition Period Ended December 31, 2016 Predecessor and the Years Ended June 30, 2016 and 2015 Predecessor	92
Notes to Consolidated Financial Statements	93

(2)	Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10‑K and are incorporated herein by reference.

Item 16.  Form 10‑K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Originally Filed as Exhibit	File Number

2.1	Purchase and Sale Agreement, dated June 22, 2015, by and between Grand Isle Corridor, LP and Energy XXI USA, Inc.	2.1 to Energy XXI Ltd’s Form 8‑K filed on June 23, 2015	001‑33628

2.2	Guaranty, dated June 22, 2015, by Energy XXI Ltd in favor of Grand Isle Corridor, LP	2.2 to Energy XXI Ltd’s Form 8‑K filed on June 23, 2015	001‑33628

2.3	Guaranty, dated June 22, 2015, by CorEnergy Infrastructure Trust, Inc. in favor of Energy XXI USA, Inc.	2.3 to Energy XXI Ltd’s Form 8‑K filed on June 23, 2015	001‑33628

2.6	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated December 13, 2016.	2.1 to the Company’s Current Report on Form 8‑K filed on December 15, 2016	333‑145639

3.1	Second Amended and Restated Certificate of Incorporation of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8‑K filed on January 6, 2017.	333‑145639

3.2	Second Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.2 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

3.3	Third Amended and Restated Bylaws of Energy XXI Gulf Coast, Inc.	3.1 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.1

First Lien Exit Credit Agreement, dated as of December 30, 2016, by and among, Energy XXI Gulf Coast, Inc., the lenders party thereto, the guarantors party thereto and Wells Fargo Bank, N.A., as Administrative Agent

		10.2 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

10.2

Amendment to First Lien Exit Credit Facility, dated March 3, 2017, by and among, Energy XXI Gulf Coast, Inc., the lenders party thereto, the guarantors party thereto and Wells Fargo Bank, N.A., as Administrative Agent

		10.1 to the Company’s Form 8-K filed on March 8, 2017	001-38019

10.3

Second Amendment and Waiver to First Lien Exit Credit Agreement, dated April 24, 2017, by and among, Energy XXI Gulf Coast, Inc., the lenders party thereto, the guarantors party thereto and Wells Fargo Bank, N.A., as Administrative Agent

		10.2 to the Company’s Form 10-Q filed on May 22, 2017	001-38019

10.4	Guaranty, dated as of December 30, 2016, by the guarantors party thereto in favor of Wells Fargo Bank, N.A., as Administrative Agent, and the Secured Parties	10.3 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

10.5†

First Lien Pledge and Security Agreement and Irrevocable Proxy, effective as of December 30, 2016, by Energy XXI Gulf Coast, Inc. and each of the Grantors party thereto in favor of Wells Fargo Bank, N.A., as Administrative Agent, and the Secured Parties

		10.4 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

10.6	Warrant Agreement, dated as of December 30, 2016, by and between Energy XXI Gulf Coast, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent.	10.5 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

10.7	Assignment and Assumption Agreement, dated December 30, 2016, by and among Energy XXI USA, Inc., Energy XXI Gulf Coast, Inc. and Grand Isle Corridor, L.P.	10.35 to the Company’s Form 10‑KT filed on February 22, 2017	000-55748

10.8	Assignment and Assumption of Guaranty and Release, dated December 30, 2016, by and among Energy XXI Ltd, Inc., Energy XXI Gulf Coast, Inc. and Grand Isle Corridor, L.P.	10.36 to the Company’s Form 10‑KT filed on February 22, 2017	000-55748

10.9	Registration Rights Agreement, dated as of December 30, 2016, by and among Energy XXI Gulf Coast, Inc. and the stockholders party thereto	10.1 to the Company’s Form 8‑K filed on January 6, 2017	333‑145639

10.10

Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated April 11, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on April 14, 2016	001‑33628

10.11

First Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated May 16, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on May 20, 2016	001‑33628

10.12

Second Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated June 28, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on July 5, 2016	001‑33628

10.13

Third Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated July 28, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on August 1, 2016	001‑33628

10.14

Fourth Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated August 19, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on August 23, 2016	001‑33628

10.15

Fifth Amendment to Restructuring Support Agreement by and among Energy XXI Ltd, Energy XXI Gulf Coast, Inc., EPL Oil & Gas, Inc., those certain additional subsidiaries of Energy XXI Ltd listed on Schedule 1 of the Restructuring Support Agreement and certain holders of the 11.0% senior secured second lien notes, dated September 13, 2016

		10.1 to Energy XXI Ltd’s Form 8‑K filed on September 13, 2016	001‑33628

10.16	Plan Support Agreement by and among the Debtors, the Second Lien Plan Support Parties, the Creditors’ Committee, the EGC Plan Support Parties and the EPL Plan Support Parties, dated November 14, 2016.	10.5 to Energy XXI Ltd’s Form 10‑Q filed on November 14, 2016	001‑33628

10.17	Transportation Agreement, dated as of March 11, 2015, between Energy XXI Gulf Coast, Inc. and Energy XXI USA, Inc.	10.13 to Energy XXI Ltd’s Form 10‑Q filed on May 8, 2015	001‑33628

10.18	Assignment and Bill of Sale, dated March 11, 2015, by and among Energy XXI GOM, LLC, Energy XXI Pipeline, LLC, Energy XXI Pipeline II, LLC, and Energy XXI USA, Inc.	10.14 to Energy XXI Ltd’s Form 10‑Q filed on May 8, 2015	001‑33628

10.19	Lease, dated June 30, 2015, by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC	10.1 to Energy XXI Ltd’s Form 8‑K filed on July 1, 2015	001‑33628

10.20	Waiver to Lease by and between Grand Isle Corridor, LP and Energy XXI GIGS Services, LLC, dated April 13, 2016	10.2 to Energy XXI Ltd’s Form 8‑K filed on April 14, 2016	001‑33628

10.21†	Energy XXI Gulf Coast, Inc. 2016 Long Term Incentive Plan	10.8 to the Company’s Form 8‑K filed on December 30, 2016	333‑145639

10.22†	Energy XXI Gulf Coast, Inc. Non-Employee Director Compensation Policy	10.9 to the Company’s Form 8‑K filed on December 30, 2016	333‑145639

10.23†	Energy XXI Gulf Coast, Inc. Employee Severance Plan	10.4 to the Company’s Form 10-Q filed on May 22, 2017	001-38019

10.24†	Executive Employment Agreement, dated as of December 30, 2016, by and between Energy XXI Gulf Coast, Inc. and John D. Schiller, Jr.	10.6 to the Company’s Form 8‑K filed on December 30, 2016	333‑145639

10.25†	Waiver and Release of Claims Agreement, dated February 2, 2017, executed by John D. Schiller, Jr.	10.1 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.26†	Consulting Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and John D. Schiller, Jr.	10.2 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.27†	Employment Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and Michael S. Reddin	10.3 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.28†	Employment Agreement, dated February 2, 2017, by and between Energy XXI Gulf Coast, Inc. and Scott M. Heck	10.4 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.29†	Resignation Agreement and General Release, effective as of February 2, 2017, executed by Bruce Busmire and Energy XXI Gulf Coast, Inc.	10.7 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.30†	Resignation Agreement and General Release, effective as of February 2, 2017, executed by Antonio de Pinho and Energy XXI Gulf Coast, Inc.	10.8 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.31†	Form of Indemnification Agreement between Energy XXI Gulf Coast, Inc. and Indemnitees	10.7 to the Company’s Form 8‑K filed on December 30, 2016	333‑145639

10.32†	Form of Restricted Stock Unit Award Agreement (for Directors)	4.4 to the Company’s Registration Statement on Form S‑8 filed on January 17, 2017	333‑145639

10.33†	Form of Notice of Grant of Restricted Stock Unit (Initial Director Award)	4.5 to the Company’s Registration Statement on Form S‑8 filed on January 17, 2017	333‑145639

10.34†	Form of Notice of Grant of Restricted Stock Unit (Annual Director Award)	4.6 to the Company’s Registration Statement on Form S‑8 filed on January 17, 2017	333‑145639

10.35†	Form of Restricted Stock Unit Initial Grant Settlement Election Form	4.7 to the Company’s Registration Statement on Form S‑8 filed on January 17, 2017	333‑145639

10.36†	Form of Restricted Stock Unit Annual Grant Settlement Election Form	4.8 to the Company’s Registration Statement on Form S‑8 filed on January 17, 2017	333‑145639

10.37†	Form of Restricted Stock Unit Agreement and form of related Notice of Grant	10.5 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

10.38†	Form of Option Agreement and form of related Notice of Grant	10.6 to the Company’s Form 8‑K filed on February 7, 2017	333‑145639

16.1	Letter from BDO USA, LLP regarding change in certifying accountant	16.1 to the Company’s Form 8-K filed on March 9, 2017	001-38019

21.1	Subsidiary List	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of BDO USA, LLP	Filed herewith

23.3	Consent of Netherland, Sewell & Associates, Inc.	Filed herewith

31.1	Certification of Douglas E. Brooks, as Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2

Certification of Tiffany Thom Cepak, as Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith

32.1

Certification of Douglas E. Brooks, as Principal Executive Officer, and Tiffany Thom Cepak, as Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

†       Identifies management contract and compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2018.

ENERGY XXI GULF COAST, INC.

By:	/s/ DOUGLAS E. BROOKS
Douglas E. Brooks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS E. BROOKS	Director and Chief Executive Officer	March 21, 2018
Douglas E. Brooks	(Principal Executive Officer)

/s/ TIFFANY THOM CEPAK	Chief Financial Officer	March 21, 2018
Tiffany Thom Cepak	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL S. REDDIN	Director and Chairman of the Board	March 21, 2018
Michael S. Reddin

/s/ MICHAEL S. BAHORICH	Director	March 21, 2018
Michael S. Bahorich

/s/ STANFORD SPRINGEL	Director	March 21, 2018
Stanford Springel

/s/ CHARLES W. WAMPLER	Director	March 21, 2018
Charles W. Wampler